Form 10QSB
period 1999-01-31
EVERCEL INC
filed 1999-04-05
CIK 1071119

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q SB

[Mark One]

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

                                       OR

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

For the transition period from _________ to __________

Commission file number 0-25411

                                  EVERCEL,INC.
       (Exact name of small business issuer as specified in its charter)

            Delaware                                     06-1528142
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

3 Great Pasture Road, Danbury, Connecticut                    06813
Address of principal executive offices)                    (Zip code)

Issuer's telephone number including area code: (203) 825-6000


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ] Yes  [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock, par value $.01, as of April 5, 1999, was 2,310,771.

Transitional Small Business Disclosure Format (check one):

[ ] Yes  [X] No

                                  EVERCEL, INC.


                                  FORM 10-Q SB


                                      INDEX



PART I - FINANCIAL INFORMATION                                       PAGE
------------------------------                                       ----

Item 1. Unaudited Condensed Financial Statements:

        Condensed Balance Sheet as of January 31, 1999                 2

        Condensed Statements of Operations for the three
        months ended January 31, 1999 and January 31, 1998             3

        Condensed Statements of Cash Flows for the three
        months ended January 31, 1999 and January 31, 1998             4
        Notes to Unaudited Condensed Financial Statements              5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           10


PART II - OTHER INFORMATION
---------------------------

Item 5. Other Information                                             13

Item 6. Exhibits and Reports on Form 8-K                              13

        Signatures                                                    14

                                  EVERCEL, INC.
                             CONDENSED BALANCE SHEET

                             (Dollars in thousands)

                                   (Unaudited)


                                                                     January 31,
                                                                        1999
                                                                        ----

                                        ASSETS

CURRENT ASSETS:
 Cash                                                                   $    1
  Accounts receivable                                                       36
  Inventories                                                              235
                                                                        ------

    Total current assets                                                   272
                                                                        ------

Property, plant and equipment:
  Cost                                                                   1,892
  Accumulated depreciation                                                 866
                                                                        ------
  Net                                                                    1,026

  Other assets                                                             523
                                                                        ------

    TOTAL ASSETS                                                        $1,821

                             LIABILITIES AND NET ASSETS

CURRENT LIABILITIES:
  Accrued liabilities                                                   $   98
  Accounts payable                                                          33
  Notes Payable                                                            821
                                                                        ------

    Total current liabilities                                              952
                                                                        ------

  Deferred income tax liability                                             17
                                                                        ------
    Total liabilities                                                      969

                                                                        ------
Net assets of Evercel, Inc.                                                852
                                                                        ------

  TOTAL LIABILITIES AND NET ASSETS                                      $1,821
                                                                        ======


                 See accompanying notes to financial statements.

                                  EVERCEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                        Three Months Ended January 31,
                                                        ------------------------------
                                                             1999            1998
                                                          -----------    -----------
Revenues:
  Contracts                                               $      --      $         2
  License fee income                                             --              125
                                                          -----------    -----------

    Total revenues                                               --              127
                                                          -----------    -----------

Cost & expenses:
  Cost of revenues                                               --                4
  Depreciation & amortization                                      11             10
  Administrative and selling expenses                             300            249
  Research & development                                          566            369
                                                          -----------    -----------

                                                                  877            632
                                                          -----------    -----------

(Loss) from operations before income tax (benefit)               (877)          (505)
Income tax (benefit)                                             (360)          (172)
                                                          -----------    -----------

Net (loss)                                                $      (517)   $      (333)
                                                          ===========    ===========

  Pro forma, net loss per share (basic and diluted)       $      (.37)   $      (.24)
                                                          ===========    ===========
  Pro forma weighted average shares (basic and diluted)     1,389,000      1,389,000
                                                          ===========    ===========
  Pro forma, net loss per share (basic and diluted),
   as adjusted                                            $      (.19)   $      (.12)
                                                          ===========    ===========
  Pro forma weighted average shares (basic and diluted),
   as adjusted                                              2,778,000      2,778,000
                                                          ===========    ===========




                 See accompanying notes to financial statements.

                                  EVERCEL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                                January 31,
                                                              1999        1998
                                                            -------     -------


Cash flows from operating activities:
  Net (loss)                                                $  (517)    $  (333)
    Depreciation and amortization                                11          10
      Changes in operating assets and liabilities:
    Accounts receivable                                         (19)         16
    Inventory                                                  (235)       --
    Other current assets                                       --            42
    Other assets                                               (190)       --
     Accounts payable                                           (20)         13
     Accrued liabilities                                         18          11
                                                            -------     -------

       Net cash(used in)operating activities                   (952)       (241)
                                                            -------     -------

Cash flows from investing activities:
  Capital expenditures                                         (212)       --
                                                            -------     -------

       Net cash (used in)investing activities                  (212)       --
                                                            -------     -------

Cash flows from financing activities:
 Funding of operations provided by ERC                          946         241
 Increase in short term borrowings                              218        --
                                                            -------     -------

       Net cash provided by financing activities              1,164         241

       Net increase/(decrease) in cash                         --          --

Cash, beginning of period                                      --          --

Cash, end of period                                         $  --       $  --
                                                            =======     =======


                 See accompanying notes to financial statements

Part I - Financial Information
Item 1. Financial Statements

                                  EVERCEL, INC.
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The accompanying condensed financial statements for Evercel, Inc. ("the Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of S-B. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of January 31, 1999 and the results of operations for the three months ended January 31, 1999 and 1998 and cash flows for such three month periods have been included.

The accompanying financial statements are presented as if the Company had existed as a corporation separate from Energy Research Corporation ("ERC"), the former parent of the Company, for the periods presented and include the historical assets, liabilities, revenues and expenses that are directly related to the business that will comprise the Company's operations.

For the periods presented certain general and administrative expenses reflected in the financial statements include allocations of certain corporate expenses from ERC, which took into consideration personnel, space, estimates of time spent to provide services, or other appropriate bases. Management believes the foregoing allocations were made on a reasonable basis; however, they do not necessarily equal the costs which would have been or will be incurred by the Company on a stand-alone basis.

The financial information included herein may not necessarily reflect the financial position and results of operations of the Company in the future or what the financial position and results of operations of the Company would have been had it been a separate, stand-alone company during the periods covered.

In September 1998, the (ERC) Board of Directors approved a restructuring program. This program included an intention to separate ERC into two publicly held companies: Evercel, Inc., a newly formed corporation which will own and operate the Battery Business Group, and ERC, which will continue to own and operate its fuel cell business. On February 22, 1999 the ERC Board of Directors declared a special distribution (the "Distribution") of one share of common stock of Evercel, Inc. for every three shares of ERC common stock outstanding. The Distribution was treated as a tax-free dividend for tax reporting purposes. The "Company" refers to Evercel, Inc. or the Battery Business Group of ERC, as appropriate.

Immediately after the Distribution, the Company granted at no cost to holders of its common stock as of February 22, 1999, transferable subscription rights to subscribe for and purchase additional shares of the Company common stock (a "Right"). Each holder of common stock of the Company received one transferable Right for each share of common stock held. Each Right was exercisable to purchase one share of common stock of the Company at a purchase price of $6.00 per share ("Subscription Price").

Each  holder of Rights who elected to  exercise  his right to  purchase  for the
Subscription Price a share of common stock for each Right held ("Basic Subscription Privilege"), could also subscribe at the Subscription Price for an unlimited number of additional Underlying Shares (the "Oversubscription Privilege") that were not otherwise purchased pursuant to the Basic Subscription Privilege.

In connection with the completion of the Rights offering on April 5, 1999, 2,310,771 shares of common stock will be issued of which 1,389,000 were as a result of the distribution and 921,771 shares were rights exercised at $6.00 per share. Pursuant to the Standby Underwriting Agreement with Loeb Partners Corporation and Burnham Securities Inc., an additional 467,227 shares will be issued on April 12, 1999.

The Company intends to use the net proceeds from the Rights offering to lease and equip a new facility for limited production and manufacturing purposes, to repay outstanding indebtedness, and for working capital and other general corporate purposes.

The Company operates as a separate, publicly held corporation. In order to effect the segregation of these businesses, prior to the Distribution, effective February 16, 1999 ERC transferred to the Company the principal assets related to its Battery Business Group and certain liabilities related to those assets.

The results of operations for the three months ended January 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The reader should supplement the information in this document with disclosures in the Company's Registration Statement.

NOTE 2: LICENSE AGREEMENTS AND SIGNIFICANT CONTRACTS

On May 29, 1998, ERC entered into a Technology Transfer and License Contract (the "License Contract") with Xiamen Three Circles Co., Ltd. ("Xiamen"). In connection with this transaction, ERC received $3,000 in payment for granting a license of its nickel-zinc ("Ni-Zn") batteries to Xiamen. As required by the License Contract, ERC entered into a Joint Venture Contract with Xiamen on July 24, 1998 for the construction of a manufacturing facility for the production of Ni-Zn batteries. As a result, Xiamen Three Circles-ERC Battery Corp., Ltd. (the "Joint Venture") was formed. The Joint Venture will manufacture batteries for electric bicycles, scooters, wheel chairs, miners cap lamps and other applications for sale within the licensed territories. In accordance with the License Contract requirements, ERC contributed the $3,000 license fee received plus an additional $80 to the Joint Venture in exchange for a 50.5% ownership interest.

In connection with the spin-off, ERC and the Company entered into a License Assistance Agreement pursuant to which the Company will provide all services and assistance necessary for the Company to effectively fulfill, on behalf of ERC, all of ERC's obligations under the Joint Venture Contract and the License Contract, until such time as ERC obtains the approval for the assignment of the agreements to the Company. In return for such assistance, ERC will pay the Company an amount equal to the sum of all money, dividends, profits, reimbursements, distributions and payments actually paid to ERC in cash or in kind or otherwise accruing to ERC pursuant to the Joint Venture Contract and the License Contract. All expenses and costs incurred by the Company in meeting the obligations under the License Assistance Agreement shall be solely those of the Company, and ERC shall not be liable for their payment. The Company will account for its involvement in the Joint Venture under the License Assistance Agreement in a manner similar to the equity method of accounting.

In February 1998, ERC entered into a license agreement (the NanYa License Agreement) with a joint venture between NanYa Plastics Corporation of Taiwan and Xiamen for the use of the Company's Ni-Zn batteries in electric vehicles and hybrid electric vehicles in China, Taiwan, Hong Kong and Macao on an exclusive basis and for certain other Southeast Asian countries on a non-exclusive basis. Under the NanYa License Agreement, which was assigned by ERC to the Company pursuant to the Distribution Agreement, the joint venture would be required to pay $2,000 to the Company upon completion of certain conditions, and a final payment of $1,500 upon completion of duplication of the battery at its facilities in China. In addition, the NanYa License Agreement requires the licensee to pay to the Company royalties on sales of batteries during the term of the Agreement. The NanYa License Agreement provides that the licensor has the right to invest the final payment in equity in the joint venture manufacturing and sales organization formed between NanYa Plastics and Xiamen. ERC has agreed to seek the consent of the other parties to the NanYa License Agreement to the assignment of such agreement to the Company.

As part of the separation of the Company's business from ERC, the Company entered into various agreements with ERC including a Distribution Agreement, Tax Sharing Agreement, Service Agreement and License Assistance Agreement.

The Distribution Agreement provides for, among other things, the principal corporate transactions required to effect the Distribution, the transfer to the Company of the assets of the battery business, the division between ERC and the Company of certain liabilities and obligations, the distribution by ERC of all outstanding shares of the Company common stock to ERC stockholders and certain other agreements governing the relationship between ERC and the Company after the Distribution. Subject to certain exceptions, the Distribution Agreement provides for assumptions of obligations and liabilities and cross-indemnities designed to allocate financial responsibility for the obligations and liabilities arising out of or in connection with the battery business to the Company and financial responsibility for the obligations and liabilities arising out of or in connection with the fuel cell business to ERC.

The Tax Sharing Agreement defines the parties' rights and obligations with respect to the filing of returns, payments, etc. relating to ERC's business for periods prior to and including the Distribution and with respect to certain tax attributes of ERC after the distribution.

The Services Agreement provides that ERC will provide to the Company certain management and administrative services, as well as the use of certain office, research and development, manufacturing and support facilities and services of ERC. The Services Agreement shall continue until terminated by either party upon 120 days' notice. In addition, the Company may terminate the Services Agreement as to one or more of the Services upon 60 days' notice to ERC.

The types of services provided pursuant to the Services Agreement by ERC, through its employees, include financial reporting, accounting, auditing, tax, office services, payroll, human resources, analytical lab, microscopic analysis, machine shop and drafting, as well as the part time management services of ERC's Chief Executive Officer and Chief Financial Officer. ERC also provides office, research and development and manufacturing space for the Company. The method of calculating the applicable charges paid by the Company for each type of service are set forth in the Services Agreement; such charges are payable quarterly.

The Company estimates that the net fees to be paid to ERC for services performed will initially be approximately $212 per quarter, excluding certain services billed on the basis of usage, such as purchasing, analytical lab, microscope analysis, machine shop and drafting, which amount takes into account ERC's additional costs related to providing such services, and will decline as the services performed decrease. The Company presently expects that most of such services will be provided by ERC for approximately one year.

In order for ERC to transfer the Joint Venture contract and the Three Circles License Agreement to the Company, ERC must obtain the consent of Xiamen Three Circles Co., Ltd. and the Joint Venture and the approval of the appropriate examination and approval authority of the People's Republic of China. ERC has agreed to seek these consents and approvals, however, there can be no assurance that these consents and approvals will be obtained on a timely basis or at all. Pending receipt of these consents and approvals, ERC and the Company have entered into a License Assistance Agreement pursuant to which ERC has retained the Company to provide all services and assistance necessary for the Company to effectively fulfill, on behalf of ERC, all of ERC's obligations under the Joint Venture contract and Three Circles License Agreement in exchange for payment to the Company by ERC of all remuneration paid and other benefits accruing to ERC pursuant to such agreements.

On December 22, 1998, The Company entered into a commitment to borrow up to $1,000 from First Union National Bank (the "First Union Line of Credit") for the purpose of acquiring machinery and equipment for the new battery manufacturing plant. On February 17, 1999, the Company borrowed an additional $647, from First Union. As of February 17, 1999, the Company had borrowed $468 against this commitment. ERC has unconditionally guaranteed the commitment and has pledged $1,647 of cash against the Notes. The Notes are payable from the proceeds of the Rights Offering.


On January 15, 1999, the Company, Inc. entered into a lease for manufacturing and office space in Danbury, CT. The lease term is five years with an option to extend for an additional five years. The annual rent is $171 for the first three years and increases to $178 in year four and $185 in year five. ERC has guaranteed the performance of the lease (the "Lease Guaranty"). In the event of a default by Evercel, ERC's liability is limited to $500 reduced each anniversary date of the lease by $100. Notwithstanding the foregoing, the guaranty terminates after the first anniversary of the lease upon Evercel's net worth exceeding $3,000.

On February 5, 1999, the Company entered into a Loan Agreement and Line of Credit Note (the "Line of Credit") to borrow up to $3,450 (including borrowings noted above) from ERC for working capital and proposed capital expenditures. Any outstanding borrowings will be secured by all of the tangible and intangible personal property and bear interest at the London Interbank Offered Rate (LIBOR) plus 1 1/2%, payable monthly in arrears. The $3,450 Line of Credit represents the maximum borrowing limit and is reduced by the sum of the following: a) any outstanding advances under the First Union Line of Credit; b) any amounts ERC has paid on account of the Lease Guaranty; c) the net proceeds received on account of any sale or issuance of any equity securities by the Company, including the Rights Offering; and d) the amount of any loans (excluding the First Union Line of Credit) obtained by the Company after the date of this agreement, including the present value of the Company's lease obligations. The Line of Credit terminates on August 5, 2000 or the date on which the Company has received net proceeds from items c) and d) of at least $3,450, whichever is earlier. In connection with the completion of the Rights offering, the Company anticipates receiving $5,530 from the issuance of common stock on or about April 5, 1999, and under its Standby Underwriting Arrangement an additional $2,802 on or about April 12, 1999. Upon receipt of these proceeds the line of credit terminates pursuant to its terms.

                                  EVERCEL, INC.
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS
                                    CONTINUED


NOTE 3: PRO FORMA LOSS PER SHARE


The pro forma weighted average shares of 1,389,000 reflect the distribution of one share of common stock of Evercel, Inc. for every three shares of ERC common stock outstanding as of February 22, 1999. The pro forma weighted average shares as adjusted of 2,778,000 reflect both the distribution and the subsequent rights offering.

The computation of diluted loss per share for the first quarter of fiscal 1999 follows the basic calculation since common stock equivalents were antidilutive. The weighted average number of options outstanding for the period ending January 31, 1999 is 166,666.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
Comparison Three Months Ended January 31, 1999 and January 31, 1998

The Company had no revenues in the first quarter of fiscal 1999 as compared to $127,000 for the same period last fiscal year. The decline was due to the termination in May 1998 of a license agreement with Corning, Inc.

The Company had no cost of revenues in the first quarter of fiscal 1999 as compared to $4,000 for the same period last fiscal year. The lack of cost is attributable to having no revenues as previously mentioned.

Administrative and selling expense increased 20% to $300,000 in the first quarter of fiscal 1999 from $249,000 in the same period last fiscal year. The current quarter costs reflect an increase in costs related to efforts to commercialize the Company's battery technology. These costs allocated based upon research and development activity and administrative activity. Depreciation remained relatively unchanged quarter to quarter.

Research and development expense increased 53% to $566,000 in the first quarter of fiscal 1999 from $369,000 in the same period last fiscal year. This was a result of increased costs as compared to the same period last fiscal year relating to the commercialization of the Company's battery technology.

The Company has recorded a tax benefit for its losses in each quarter at the rate of 41% and 34% respectively. Subsequent to the Distribution, the Company's income tax provision will be recorded on a separate company basis pursuant to the requirements of Financial Accounting Standard No. 109 "Accounting for Income Taxes."

Liquidity and Capital Resources

Historically, the Company has obtained all of its financial needs from ERC. ERC has provided funding for all battery research activities under its research and development expense budget. ERC has also provided all of the funding for capital expenditures for the purchase of machinery and equipment for all battery activities.

Working capital at January 31, 1999 was a negative $680,000 as compared to a negative $718,000 at October 31, 1998. To date, ERC has provided all of the working capital needs of the Company.

The Company has entered into a lease for manufacturing and office space in Danbury, CT. The lease term is five years with a five-year option to extend. The annual rent is $171,000 for the first three years and increases to $178,125 in year four and $185,250 in year five. ERC has guaranteed the Company's performance of this lease. In the event of a default by the Company, ERC's liability is limited to $500,000 reduced each anniversary date of the lease by $100,000. Notwithstanding the foregoing, ERC's guaranty terminates after the first anniversary of the lease upon the Company's net worth exceeding $3,000,000.

The Company has entered into an agreement pursuant to which it can borrow up to $1,000,000 from First Union National Bank for the purpose of acquiring machinery and equipment for the Company's new battery manufacturing plant. As of January 31, 1999, the Company had borrowed $821,000 under this facility. On February 17, 1999 the Company borrowed an additional $647,000 from First Union. The notes are due on June 30, 1999. ERC has unconditionally guaranteed the commitment and has pledged $1,647,000 of cash against the Notes. The Note are payable from the proceeds of the Rights offering to be received on April 5, 1999.

Additionally, on February 5, 1999, the Company entered into a Loan Agreement and Line of Credit Note to borrow up to $3,450,000 (including borrowings noted above) from ERC for working capital and capital expenditures. The line of credit is anticipated to terminate on April 5, 1999 the date on which the Company will receive the net proceeds amounting to $5,530, from the Rights Offering.

The Company anticipates that is will raise at least $7,000,000 of net proceeds from the Rights Offering including funds to be received from the sale of unsubscribed shares to Loeb Partners Corporation and Burnham Securities Inc. pursuant to a Standby Underwriting Agreement. The Company believes that these net proceeds, together with license payments anticipated to be received under the NanYa License Agreement, will be sufficient to support its planned operations for at least the next twelve months. The Company estimates that it will use at least $3,450,000 of cash to support its operations during this period, primarily to lease and equip a new facility for limited production and manufacturing purposes, to repay outstanding indebtedness, and for working capital and other general corporate purposes. The Company's cash requirements will vary depending upon a number of factors, many of which are beyond the control of the Company, including the demand for the Company's products, the efforts and success of the Company's licensees and joint venture partners in developing and marketing products incorporating the Company's technology, the development of battery markets, the level of competition faced by the Company and the ability of the Company to develop, market and license new products and effectively manage operating expenses. If and when the Company is required to raise additional funds, there can be no assurance that the Company will be able to do so on favorable terms if at all. Failure of the Company to raise funds required to support its operations would have a material adverse effect on the Company's business, financial condition and results of operations.

Under the NanYa License Agreement, the Company expects to receive license fee income upon the successful completion of two battery tests required by that Agreement. The Company expects to receive a portion of this license fee income during fiscal 1999, assuming the first test's successful completion, and the remainder of the license fee income in fiscal year 2000 upon the duplication of the battery and the first test's results. The amount of these payments is expected to be $2,000,000 and $1,500,000 in fiscal years 1999 and 2000, respectively.

The  Company  expects  that to  continue to enter into  license  agreements,  to
participate  in  joint   manufacturing   ventures  and  to  expand  its  battery
manufacturing facilities, for which the Company may require additional capital.

Year 2000 Compliance

The Year 2000 issue is a computer programming concern that may adversely affect the Company's information technology systems. The Company believes that it has taken reasonable steps to implement a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. The Company believes that adequate resources have been allocated for this purpose. The Company does not expect to incur significant expenditures to address this issue. However, there can be no assurance that the Company will identify all Year 2000 problems in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the revenue stream and financial stability of existing or future licensees, joint venture partners or customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenues and operating profitability.

Part II - Other Information

Item 5. Other Information

On March 22, 1999 the Board of directors of the Company appointed Robert L. Kanode as the President and Chief Executive Officer of the Company. Mr. Kanode joins the Company from Varta Batteries Inc., a subsidiary of Varta AG,(Hanover, Germany), where he has served as President since 1996 and where he was Vice President of Sales and Marketing during 1996. Prior to his position at Varta, Mr. Kanode held various positions at IBM since 1981, including positions on the IBM ThinkPad team, from 1991 through 1996.

Item 6. Exhibits and Reports on Form 8-K

                                  EXHIBIT INDEX

(a) EXHIBIT DESCRIPTION
-----------------------

EXHIBIT NO.

10.1 Distribution Agreement, dated February 16, 1999 between the Company and ERC;

10.2  Services Agreement, dated February 22, 1999 between the
      Company and ERC;

10.3 License Assistance Agreement, dated February 16, 1999 between the Company and ERC;

10.4 Tax Sharing Agreement, dated February 16, 1999 between the Company and ERC

10.5  Employment  Agreement,  dated  as  of  March  23,  1999 between the Company and Robert L. Kanode


27    Financial Data Schedule


(b)  Reports On Form 8-K

     NONE

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EVERCEL, INC.


                                         /s/ Joseph G. Mahler
                                         ---------------------------------
                                          Joseph G. Mahler
                                          Acting Chief Financial Officer,
                                          Treasurer and Secretary



    Dated:  April 5, 1999