Form 10QSB/A
period 1999-01-31
EVERCEL INC
filed 1999-04-09
CIK 1071119

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

[Mark One]

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

[ ] Yes  [X] No

                                  EVERCEL, INC.

                                  FORM 10-QSB/A

                                      INDEX



PART I - FINANCIAL INFORMATION                                            PAGE

Item 1. Unaudited Condensed Financial Statements:

        Condensed Balance Sheet as of January 31, 1999                      2

        Condensed Statements of Operations for the three
        months ended January 31, 1999 and January 31, 1998                  3

        Condensed Statements of Cash Flows for the three
        months ended January 31, 1999 and January 31, 1998                  4

        Notes to Unaudited Condensed Financial Statements                   5

Item 2. Management's Discussion and Analysis of Financial                  11
        Condition and Results of Operations

              Signatures                                                   14

                                  EVERCEL, INC.
                             CONDENSED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)


                                                                     January 31,
                                                                        1999
                                                                        ----

                                     ASSETS

 CURRENT ASSETS:
  Cash                                                                  $    1
   Accounts receivable                                                      36
   Inventories                                                             235
                                                                        ------

     Total current assets                                                  272
                                                                        ------

 Property, plant and equipment:
   Cost                                                                  1,892
   Accumulated depreciation                                                866
                                                                        ------
   Net                                                                   1,026

   Other assets                                                            523
                                                                        ------

     TOTAL ASSETS                                                       $1,821
                                                                        ======

                           LIABILITIES AND NET ASSETS

 CURRENT LIABILITIES:
   Accrued liabilities                                                  $   98
   Accounts payable                                                         33
   Notes Payable                                                           821
                                                                        ------

     Total current liabilities                                             952
                                                                        ------

   Deferred income tax liability                                            17
                                                                        ------
     Total liabilities                                                     969

                                                                        ------
 Net assets of Evercel, Inc.                                               852
                                                                        ------

   TOTAL LIABILITIES AND NET ASSETS                                     $1,821
                                                                        ======


                See accompanying notes to financial statements.

                                  EVERCEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                          Three Months Ended January 31,
                                                          ------------------------------
                                                              1999           1998
Revenues:
  Contracts                                                $      --      $         2
  License fee income                                              --              125
                                                           -----------    -----------

    Total revenues                                                --              127
                                                           -----------    -----------

Cost & expenses:
  Cost of revenues                                                --                4
  Depreciation & amortization                                       11             10
  Administrative and selling expenses                              300            249
  Research & development                                           566            369
                                                           -----------    -----------

                                                                   877            632
                                                           -----------    -----------

(Loss) from operations before income tax (benefit)                (877)          (505)
Income tax (benefit)                                              (360)          (172)
                                                           -----------    -----------

Net (loss)                                                 $      (517)   $      (333)
                                                           ===========    ===========

  Pro forma, net loss per share (basic and diluted)        $      (.37)   $      (.24)
                                                           ===========    ===========

  Pro forma weighted average shares (basic and diluted),     1,389,000      1,389,000
                                                           ===========    ===========

  Pro forma, net loss per share (basic and diluted),
   as adjusted                                             $      (.19)   $      (.12)
                                                           ===========    ===========

  Pro forma weighted average shares (basic and diluted),
   as adjusted                                               2,778,000      2,778,000
                                                           ===========    ===========


                See accompanying notes to financial statements.

                                  EVERCEL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                January 31,
                                                            -------------------
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
                                                            =======     =======



                 See accompanying notes to financial statements

Part I - Financial Information
Item 1. Financial Statements


                                  EVERCEL, INC.
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The accompanying condensed financial statements for Evercel, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of January 31, 1999 and the results of operations for the three months ended January 31, 1999 and 1998 and cash flows for such three month periods have been included.

The accompanying financial statements are presented as if the Company had existed as a corporation separate from Energy Research Corporation ("ERC"), the former parent of the Company, for the periods presented and include the historical assets, liabilities, revenues and expenses that are directly related to the business that comprise the Company's operations.

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

In September 1998, the ERC Board of Directors approved a restructuring program. This program included an intention to separate ERC into two publicly held companies: Evercel, Inc., a newly formed corporation which will own and operate the Battery Business Group, and ERC, which will continue to own and operate its fuel cell business. On February 22, 1999 the ERC Board of Directors declared a special distribution (the "Distribution") of one share of common stock of Evercel, Inc. for every three shares of ERC common stock outstanding. The Distribution was treated as a tax-free dividend for tax reporting purposes. The "Company" refers to Evercel, Inc. or the Battery Business Group of ERC, as appropriate.

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

In connection with the Distribution 1,388,856 shares of Company common stock were issued. In connection with the closing of the Rights offering on April 5, 1999, 921,915 shares of common stock were issued pursuant to the exercise of Rights. Pursuant to the Standby Underwriting Agreement with Loeb Partners Corporation and Burnham Securities Inc., an additional 466,941 shares will be issued on or about April 12, 1999.

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

The reader should  supplement the information in this document with  disclosures
in   the   Company's   Registration   Statement   on   Form   SB-2   (File   No.
333-64931)declared effective on February 19, 1999.


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

In February 1998, ERC entered into a license agreement (the "NanYa License Agreement") with a joint venture between NanYa Plastics Corporation of Taiwan and Xiamen for the use of the Company's Ni-Zn batteries in electric vehicles and hybrid electric vehicles in China, Taiwan, Hong Kong and Macao on an exclusive basis and for certain other Southeast Asian countries on a non-exclusive basis. Under the NanYa License Agreement, which was assigned by ERC to the Company pursuant to the Distribution Agreement, the joint venture would be required to pay $2,000 to the Company upon completion of certain conditions, and a final payment of $1,500 upon completion of duplication of the battery at its facilities in China. In addition, the NanYa License Agreement requires the licensee to pay to the Company royalties on sales of batteries during the term of the Agreement. The NanYa License Agreement provides that the licensor has the right to invest the final payment in equity in the joint venture manufacturing and sales organization formed between NanYa Plastics and Xiamen. ERC has agreed to seek the consent of the other parties to the NanYa License Agreement to the assignment of such agreement to the Company.

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

The Company estimates that the net fees to be paid to ERC for services performed will initially be approximately $160 per quarter, excluding certain services billed on the basis of usage, such as purchasing, analytical lab, microscope analysis, machine shop and drafting, which amount takes into account ERC's additional costs related to providing such services, and will decline as the services performed decrease. The Company presently expects that most of such services will be provided by ERC for approximately one year.

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

On December 22, 1998, The Company entered into a commitment to borrow up to $1,000 from First Union National Bank (the "First Union Line of Credit") for the purpose of acquiring machinery and equipment for the new battery manufacturing plant. On February 17, 1999, the Company entered into a commitment to borrow up to an additional $647 from First Union National Bank. On February 17, 1999, the Company had total borrowings of $860 against these two commitments. ERC has unconditionally guaranteed the commitments and has pledged $1,647 of cash against the Notes. The Notes are payable from the proceeds of the Rights Offering to be received on April 5, 1999.

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

On February 5, 1999, the Company entered into a Loan Agreement and Line of Credit Note (the "Line of Credit") to borrow up to $3,450 (including borrowings noted above) from ERC for working capital and proposed capital expenditures. Any outstanding borrowings will be secured by all of the tangible and intangible personal property and bear interest at the London Interbank Offered Rate (LIBOR) plus 1 1/2%, payable monthly in arrears. The $3,450 Line of Credit represents the maximum borrowing limit and is reduced by the sum of the following: a) any outstanding advances under the First Union Line of Credit; b) any amounts ERC has paid on account of the Lease Guaranty; c) the net proceeds received on account of any sale or issuance of any equity securities by the Company, including the Rights Offering; and d) the amount of any loans (excluding the First Union Line of Credit) obtained by the Company after the date of this agreement, including the present value of the Company's lease obligations. The Line of Credit terminates on August 5, 2000 or the date on which the Company has received net proceeds from items c) and d) of at least $3,450, whichever is earlier. In connection with the completion of the Rights offering, the Company anticipates receiving $5,531 from the issuance of common stock on April 5, 1999. Upon receipt of these proceeds the line of credit terminates pursuant to its terms. In addition, under its Standby Underwriting Agreement, the Company expects to receive an additional $2,342 on or about April 12, 1999 from the sale to the Underwriters of shares remaining unsubscribed in the Rights offering (after deducting underwriting discounts and fees).


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

The Company has entered into a Services Agreement with ERC to provide certain management and administrative services and office, research and development and manufacturing support facilities and services to the Company.

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

The Company has entered into an agreement pursuant to which it can borrow up to $1,000,000 from First Union National Bank for the purpose of acquiring machinery and equipment for the Company's new battery manufacturing plant. As of January 31, 1999, the Company had borrowed $821,000 under this facility. On February 17, 1999, the Company entered into a commitment to borrow up to an additional $647 from First Union National Bank. On February 17, 1999, the Company had total borrowings of $860 against these two commitments. ERC has unconditionally guaranteed the commitments and has pledged $1,647,000 of cash against the Notes. The Note are payable from the proceeds of the Rights offering to be received on April 5, 1999.

Additionally, on February 5, 1999, the Company entered into a Loan Agreement and Line of Credit Note to borrow up to $3,450,000 (including borrowings noted above) from ERC for working capital and capital expenditures. The line of credit is anticipated to terminate on April 5, 1999 the date on which the Company will receive proceeds from the Rights Offering.

The Company anticipates that is will raise at least $7,873,000 of net proceeds from the Rights Offering including funds to be received from the sale of unsubscribed shares to Loeb Partners Corporation and Burnham Securities Inc. pursuant to a Standby Underwriting Agreement. The Company believes that these net proceeds, together with license payments anticipated to be received under the NanYa License Agreement, will be sufficient to support its planned operations for at least the next twelve months. The Company estimates that it will use at least $3,450,000 of cash to support its operations during this period, primarily to lease and equip a new facility for limited production and manufacturing purposes, to repay outstanding indebtedness, and for working capital and other general corporate purposes. The Company's cash requirements will vary depending upon a number of factors, many of which are beyond the control of the Company, including the demand for the Company's products, the efforts and success of the Company's licensees and joint venture partners in developing and marketing products incorporating the Company's technology, the development of battery markets, the level of competition faced by the Company and the ability of the Company to develop, market and license new products and effectively manage operating expenses. If and when the Company is required to raise additional funds, there can be no assurance that the Company will be able to do so on favorable terms if at all. Failure of the Company to raise funds required to support its operations would have a material adverse effect on the Company's business, financial condition and results of operations.

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


                                        EVERCEL, INC.


                                        \s\ Joseph G. Mahler
                                        --------------------

                                        Joseph G. Mahler
                                        Acting Chief Financial Officer,
                                        Treasurer and Secretary


Dated: April 9, 1999