Form 10QSB
period 1999-04-30
EVERCEL INC
filed 1999-06-14
CIK 1071119

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
[Mark One]

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 0-25411

                             EVERCEL,INC.
(Exact name of small business issuer as specified in its charter)

            Delaware                              06-1528142
State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)

2 Lee Mac Avenue, Danbury, Connecticut               06810
Address of principal executive offices)            (Zip code)

Issuer's telephone number including area code:    (203) 825-3900
3 Great Pasture Road, Danbury, Connecticut           06813

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

[ ] Yes  [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock, par value $.01, as of June 10, 1999, was 2,861,045.

Transitional Small Business Disclosure Format (check one):
[ ] Yes  [X] No

                                  EVERCEL, INC.

                                   FORM 10-QSB

                                      INDEX



PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Unaudited Condensed Financial Statements:                              2

     Condensed Balance Sheet as of April 30, 1999                              3

     Condensed Statements of Operations for the three months
     ended April 30, 1999 and April 30, 1998                                   4

     Condensed  Statement of  Operations  for the six months
     ended April 30, 1999 and April 30, 1998                                   5

     Condensed  Statements  of Cash Flows for the six months
     ended  April  30,  1999 and  April  30,  1998  Notes to
     Unaudited Condensed Financial Statements                                  6


Item 2. Management's Discussion and Analysis or Plan of Operation             11


PART II - OTHER INFORMATION

Item 2. Changes in Securities                                                 14

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 6. Exhibits and Reports on Form 8-K                                      16


        Signatures

                                  EVERCEL, INC.
                             CONDENSED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      April 30,
                                                                         1999
                                                                      ---------


                                        ASSETS

CURRENT ASSETS:
 Cash                                                               $     5,021
  Accounts receivable                                                        23
 Inventories                                                                282
  Other current assets                                                       36
                                                                    -----------
    Total current assets                                                  5,362
                                                                    -----------
Property, plant and equipment:
  Cost                                                                    2,599
  Accumulated depreciation                                                  890
                                                                    -----------
  Net                                                                     1,709
Other assets                                                                 53
                                                                    -----------
    TOTAL ASSETS                                                    $     7,124
                                                                    ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued liabilities                                               $       489
  Accounts payable                                                          179
                                                                    -----------
    Total current liabilities                                               668

SHAREHOLDERS' EQUITY:
  Common Stock ($.01 par value); 10,000,000
  shares authorized: 2,861,045
  issued and outstanding at April 30, 1999
                                                                             29
  Additional paid in capital                                              8,000
  Note receivable from shareholder                                         (300)
  Accumulated deficit                                                    (1,273)
                                                                    -----------
  Total shareholders' equity                                              6,456
                                                                    -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $     7,124
                                                                    ===========


     See accompanying notes to unaudited condensed financial statements.

                                  EVERCEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                 Three Months Ended April 30,
                                                 ----------------------------
                                                    1999            1998
                                                 -----------     -----------
Revenues:

  License fee income                             $      --       $        93
                                                 -----------     -----------
    Total revenues                                      --                93
                                                 -----------     -----------
Cost & expenses:

  Depreciation & amortization                             38              13
  Administrative and selling expenses                    660             373
  Research & development                                 564             483
                                                 -----------     -----------
                                                       1,262             869
                                                 -----------     -----------
    (Loss) from operations                            (1,262)           (776)

Interest income                                           20            --
Interest expense                                         (18)           --
                                                 -----------     -----------
    (Loss) before income tax benefit                  (1,260)           (776)

Income tax (benefit)                                    --              (264)
                                                 -----------     -----------
     Net (loss)                                  $    (1,260)    $      (512)
                                                 ===========     ===========
     Basic and diluted (loss) per share          $      (.70)    $      (.70)(a)
                                                 ===========     ===========
     Basic and diluted shares outstanding          1,787,767       1,389,000(a)
                                                 ===========     ===========

     (a) Represents proforma shares outstanding to reflect shares issued in conjunction with the spin-off from Energy Research Corporation on February 22, 1999 of 1,388,856 shares of common stock as if they were outstanding as of the beginning of the periods presented.


       See accompanying notes to unaudited condensed financial statements

                                  EVERCEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                 Six Months Ended April 30,
                                                 --------------------------
                                                    1999            1998
                                                 -----------     -----------

Revenues:

  Contracts                                      $      --       $         2
  License fee income                                    --               218
                                                 -----------     -----------
    Total revenues                                      --               220
                                                 -----------     -----------
Cost & expenses:

  Cost of revenues                                      --                 5
  Depreciation & amortization                             49              23
  Administrative and selling expenses                    960             622
  Research & development                               1,130             851
                                                 -----------     -----------
                                                       2,139           1,501
                                                 -----------     -----------
    (Loss) from operations before income
     tax (benefit)                                    (2,139)         (1,281)

Interest income                                           20            --
Interest expense                                         (18)           --
                                                 -----------     -----------

    (Loss) before income tax benefit                  (2,137)         (1,281)

Income tax (benefit)                                    (360)           (436)
                                                 -----------     -----------
     Net (loss)                                  $    (1,777)    $      (845)
                                                 ===========     ===========
     Basic and diluted (loss) per share          $     (1.12)    $      (.61)(a)
                                                 ===========     ===========
     Basic and diluted shares outstanding          1,585,006       1,389,000(a)
                                                 ===========     ===========

(a) Represents proforma shares outstanding to reflect shares issued in conjunction with the spin-off from Energy Research Corporation on February 22, 1999 of 1,388,856 shares of common stock as if they were outstanding as of the beginning of the periods presented.


       See accompanying notes to unaudited condensed financial statements

                                  EVERCEL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                      Six Months Ended April 30,

                                                           1999         1998
                                                          -------      -------
Cash flows from operating activities:
  Net (loss)                                                (1,777)        (845)
    Depreciation and amortization                               49           23
   Changes in operating assets and liabilities:
    Accounts receivable                                         (6)          12
    Inventory                                                 (282)          42
    Other current assets                                       (36)        --
    Other assets                                              --           --
     Accounts payable                                          126            2
     Accrued liabilities                                       409           31
                                                           -------      -------
       Net cash(used in)operating activities                (1,517)        (735)
                                                           -------      -------
Cash flows from investing activities:
  Capital expenditures                                        (919)        --
 Changes in other assets                                       269         --
                                                           -------      -------
       Net cash (used in)investing activities                 (650)        --
                                                           -------      -------
Cash flows from financing activities:
 Funding of operations provided by ERC                        --            735
 Repayment on short term borrowings                           (603)        --

 Common Stock issued                                         7,807         --
 Change in deferred income taxes                               (17)        --
                                                           -------      -------

       Net cash provided by financing activities             7,187          735

       Net increase/(decrease) in cash                       5,020         --

Cash, beginning of period                                        1         --

Cash, end of period                                        $ 5,021      $  --
                                                           =======      =======

Other non cash transactions:
  Transfer of spin-off costs from ERC                      $   501      $  --


       See accompanying notes to unaudited condensed financial statements

Part I - Financial Information
Item 1. Financial Statements


                                  EVERCEL, INC.
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS


NOTE 1: GENERAL INFORMATION

In  September  1998,  the  Board of  Directors  of Energy  Research  Corporation
("ERC"), the former parent of Evercel, Inc. (the "Company"), approved a restructuring program which would effect the spin-off of the Company from ERC in order for the Company to own and operate ERC's battery business group as a separate, publicly held corporation.

OnFebruary 22, 1999, in order to effect the spin-off, the ERC Board of Directors declared a special distribution (the "Distribution") to ERC stockholders of one share of common stock of Evercel, Inc. for every three shares of ERC common stock outstanding. The Distribution was treated as a tax-free dividend for tax reporting purposes. Prior to the Distribution, effective February 16, 1999, ERC transferred to the Company the principal assets related to its battery business group and certain liabilities related to those assets.

Immediately after the Distribution, the Company granted at no cost to holders of its common stock as of February 22, 1999, transferable subscription rights to subscribe for and purchase additional shares of the Company common stock (a "Right"). Each holder of common stock of the Company received one transferable Right for each share of common stock held. Each Right was exercisable to purchase one share of common stock of the Company at a purchase price of $6.00 per share (the "Rights Offering").

Inconnection with the Distribution 1,388,856 shares of Company common stock were issued. In connection with the closing of the Rights offering on April 5, 1999, 921,915 shares of common stock were issued pursuant to the exercise of Rights. Pursuant to the Standby Underwriting Agreement with Loeb Partners Corporation and Burnham Securities Inc., an additional 466,941 shares were issued on April 12, 1999.

NOTE 2: BASIS OF PRESENTATION

The accompanying condensed financial statements for the Company, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 1999 and the results of operations for the three and six months ended April 30, 1999 and 1998 and cash flows for such six month periods have been included.

The Company operates as a separate, publicly held corporation. The accompanying financial statements are presented as if the Company had existed as a corporation separate from ERC for the periods presented and include the historical assets, liabilities, revenues and expenses that are directly related to the business that comprise the Company's operations. The "Company" refers to Evercel, Inc. or the Battery Business Group of ERC, as appropriate.

For all of fiscal year 1998 and for the period November 1, 1998 through February 22, 1999, in fiscal year 1999, certain general and administrative expenses reflected in the financial statements include allocations of certain corporate expenses from ERC, which took into consideration personnel, space, estimates of time spent to provide services, or other appropriate bases. Management believes the foregoing allocations were made on a reasonable basis; however, they do not necessarily equal the costs which would have been or will be incurred by the Company on a stand-alone basis.

The financial information included herein may not necessarily reflect the financial position and results of operations of the Company in the future or what the financial position and results of operations of the Company would have been had it been a separate, stand-alone company for the periods presented.

The results of operations for the three and six months ended April 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The reader should supplement the information in this document with disclosures in the Company's Registration Statement on Form SB-2 (File No. 333-64931) declared effective on February 19, 1999 and the Company's previous 10-QSB.

NOTE 3: LICENSE AGREEMENTS AND SIGNIFICANT CONTRACTS

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

Distribution Agreement - provides for, among other things, the principal corporate transactions required to effect the Distribution, the transfer to the Company of the assets of the battery business, the division between ERC and the Company of certain liabilities and obligations, the distribution by ERC of all outstanding shares of the Company common stock to ERC stockholders and certain other agreements governing the relationship between ERC and the Company after the Distribution. Subject to certain exceptions, the Distribution Agreement provides for assumptions of obligations and liabilities and cross-indemnities designed to allocate financial responsibility for the obligations and liabilities arising out of or in connection with the battery business to the Company and financial responsibility for the obligations and liabilities arising out of or in connection with the fuel cell business to ERC.

Tax Sharing Agreement - defines the parties' rights and obligations with respect to the filing of returns, payments, etc. relating to ERC's business for periods prior to and including the Distribution and with respect to certain tax attributes of ERC after the Distribution.

Services Agreement - provides that ERC will provide to the Company certain management and administrative services, as well as the use of certain office, research and development, manufacturing and support facilities and services of ERC. The Services Agreement shall continue until terminated by either party upon 120 days' notice. In addition, the Company may terminate the Services Agreement as to one or more of the Services upon 60 days' notice to ERC.

The Company estimates that the net fees to be paid to ERC for services performed will be approximately $96 per quarter, excluding certain services billed on the basis of usage, such as purchasing, analytical lab, microscope analysis, machine shop and drafting, which amount takes into account ERC's additional costs related to providing such services, and will decline as the services performed decrease. The Company presently expects that most of such services will be provided by ERC for approximately one year.

License Assistance Agreement - in order for ERC to transfer the Joint Venture contract and the Three Circles License Agreement to the Company, ERC must obtain the consent of Xiamen Three Circles Co., Ltd. and the Joint Venture and the approval of the appropriate examination and approval authority of the People's Republic of China. ERC has agreed to seek these consents and approvals, however, there can be no assurance that these consents and approvals will be obtained on a timely basis or at all. Pending receipt of these consents and approvals, ERC and the Company have entered into a License Assistance Agreement pursuant to which ERC has retained the Company to provide all services and assistance necessary for the Company to effectively fulfill, on behalf of ERC, all of ERC's obligations under the Joint Venture contract and Three Circles License Agreement in exchange for payment to the Company by ERC of all remuneration paid and other benefits accruing to ERC pursuant to such agreements.

As of February 17, 1999, the Company had commitments to borrow up to $1,647 from First Union National Bank. In accordance with the terms of the commitment, the notes of $1,647 were paid in full from the proceeds of the Rights Offering.

On January 15, 1999, the Company entered into a lease for five years with an option to extend for an additional five years. The annual rent is $171 for the first three years and increases to $178 in year four and $185 in year five. ERC has guaranteed the performance of the lease (the "Lease Guaranty"). In the event of a default by Evercel, ERC's liability is limited to $500 reduced each anniversary date of the lease by $100. Notwithstanding the foregoing, the guaranty terminates after the first anniversary of the lease upon Evercel's net worth exceeding $3,000.

On February 5, 1999, the Company entered into a Loan Agreement and Line of Credit Note (the "Line of Credit") to borrow up to $3,450 (including borrowings noted above) from ERC for working capital and proposed capital expenditures to be secured by all of the Company's tangible and intangible personal property. In connection with the completion of the Rights Offering, the line of credit terminated and all outstanding borrowings were paid in full pursuant to its terms.

NOTE 3: PRO FORMA LOSS PER SHARE

Represents proforma shares outstanding to reflect shares issued in conjunction with the spin-off from Energy Research Corporation on February 22, 1999 of 1,388,856 shares of common stock as if they were outstanding as of the beginning of the periods presented.

The computation of diluted loss per share for all periods presented follows the basic calculation since common stock equivalents were antidilutive. The weighted average number of options outstanding for the period ended April 30, 1999 was 225,260.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Report contains forward looking statements, including statements regarding the Company's plans and expectations regarding the development and commercialization of its advanced battery technology. When used in this Report, the words "expects", "anticipates", "estimates", "should", "will", "could", "would", "may", and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, the risk that the completion of the Xiamen manufacturing facility will be delayed, the risk that the Company will not initiate manufacturing or commercial sales as currently anticipated, and general risks associated with doing business in China and product development, manufacturing and introduction, as well as other risks set forth in the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained herein speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations Comparison Three Months Ended April 30, 1999 and April 30, 1998

The Company had no revenues in the current quarter of fiscal 1999 as compared to $93,000 for the same period in the last fiscal year. Lower revenue in the quarter resulted from the termination of the Company's license with Corning in May 1998.

Administrative and selling expense increased 77% to $660,000 in the current quarter of fiscal 1999 from $373,000 in the same period in the last fiscal year. The increase is the result of increased staffing to support the commercialization effort, production and distribution of sales samples and costs associated with joint venture and license agreement activities. Depreciation increased to $38,000 from $13,000 in the same quarter of the prior period reflecting capital purchases to outfit the Danbury manufacturing facility.

Research and development expense increased 17% to $564,000 in the second quarter of fiscal 1999 from $483,000 in the same period in the last fiscal year. This was a result of increased costs incurred in developing and refining the manufacturing process for the Company's nickel-zinc battery in preparation for the commercialization of the Company's batteries, as compared to the same period in the last fiscal year.

The  Company has  recorded no tax benefit for its losses in the current  quarter
pursuant  to  the  requirements  of  Financial   Accounting   Standard  No.  109
"Accounting for Income Taxes".

Results of Operations
Comparison Six Months Ended April 30, 1999 and April 30, 1998

The Company had no revenues in the first six months of fiscal 1999 as compared to $220,000 for the same period in the last fiscal year. Lower revenue resulted from the termination of the Company's license with Corning in May 1998.

Administrative and selling expense increased 54% to $960,000 in the first six months of fiscal 1999 from $622,000 in the same period last fiscal year. The increase is the result of increased staffing to support the commercialization effort, production and distribution of sales samples and costs associated with joint venture and license agreement activities. Depreciation increased to $49,000 from $23,000 in the same period in the last fiscal year reflecting capital purchases to outfit the Danbury manufacturing facility.

Research and development expense increased 33% to $1,130,000 in the first six months of fiscal 1999 from $622,000 in the same period in the last fiscal year. The increase reflects the increased activity relating to the commercialization of the Company's battery technology.

The Company recognized a tax benefit of $360,000 in the first quarter of fiscal 1999 due to its inclusion in the consolidated tax return of ERC and has recorded no benefit for the loss incurred in the second quarter pursuant to the requirement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

Liquidity and Capital Resources

The Company received $7,873,000 of proceeds from the Rights Offering (after deducting underwriting discounts and fees), including funds received from the sale of unsubscribed shares to Loeb Partners Corporation and Burnham Securities Inc. pursuant to a Standby Underwriting Agreement. Pursuant to its loan agreements, the Company used a portion of the proceeds to pay in full the outstanding principal and interest on the notes held by First Union National Bank and ERC. The principal amounts paid were $1,647,000 and $300,000, respectively.

Prior to having received the proceeds from the Rights Offering, the Company obtained all of its financial needs from ERC. ERC provided funding for all battery research activities under its research and development expense budget. ERC has also historically provided all of the funding for capital expenditures for the purchase of machinery and equipment for all battery activities.

Working capital at April 30, 1999 was $4,694,000 including $5,021,000 of cash as compared to a negative working capital $718,000 at October 31, 1998 and zero cash.

The Company has entered into a Services Agreement with ERC to provide certain management and administrative services and office, research and development and manufacturing support facilities and services to the Company.

The Company believes that net proceeds received from the Rights Offering, together with license payments anticipated to be received under the NanYa License Agreement in fiscal 1999, will be sufficient to support its planned operations for at least the next twelve months. The Company's cash requirements will vary depending upon a number of factors, many of which are beyond the control of the Company, including the demand for the Company's products, the efforts and success of the Company's licensees and joint venture partners in developing and marketing products incorporating the Company's technology, the development of battery markets, the level of competition faced by the Company and the ability of the Company to develop, market and license new products and effectively manage operating expenses. If and when the Company is required to raise additional funds, there can be no assurance that the Company will be able to do so on favorable terms if at all. Failure of the Company to raise funds required to support its operations would have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company expects to continue to enter into license agreements, to participate in joint manufacturing ventures and to expand its battery manufacturing facilities. The Company may require additional capital.

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

PART II - OTHER INFORMATION
Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

On March 19, 1999, Jerry D. Leitman, the Chairman of the Board of Directors of the Company exercised options to acquire 83,333 shares (the "Shares") of Company common stock, $.01 par value, at an exercise price of $6.00 per share. Mr. Leitman paid $199,998 in cash to acquire 33,333 of the Shares. 50,000 of the Shares are restricted Shares which will vest over a three-year period beginning in August 1999; Mr. Leitman paid for the restricted shares by issuing to the Company a nonrecourse note in the amount of $300,000. The note may be paid in three installments corresponding to the vesting dates of the restricted Shares. The note must be fully repaid by August 4, 2001 or the Shares will be forfeited to the Company for no consideration. The Company claims exemption from registration of the Shares pursuant to SEC Rule 701 since the options were issued to Mr. Leitman pursuant to the Company's 1998 Equity Incentive Plan prior to the Company becoming a 1934 Act reporting company.

Use of Proceeds

The Company's Registration Statement on Form SB-2 (File No. 333-64931) was declared effective on February 19, 1999. The Company's rights offering of shares of its Common Stock, $.01 par value, terminated on March 22, 1999 and closed on April 5, 1999. The closing of the sale of unsubscribed shares to the standby underwriters, Loeb Partners Corporation and Burnham Securities, Inc. occurred on April 12, 1999. The offering terminated prior to the sale of all shares of Common Stock registered. The Company had registered 1,489,000 Rights to be granted to its shareholders for no consideration and 1,697,350 shares of Common Stock to be offered for sale for an aggregate price of $10,184,100. The Company sold 921,915 shares of Common Stock in the Rights Offering and 466,941 shares of Common Stock to the standby underwriters, for an aggregate offering price of $8,333,136 before deducting underwriting discounts and commissions and other expenses.

From   February  19,  1999  through  April  30,  1999,   the  Company   incurred
approximately $852,000 in expenses in connection with the issuance and distribution of the shares of Common Stock, including $459,000 in underwriting discounts, commissions and fees paid to underwriters and $393,000 in other expenses. Loeb Partners Corporation, one of the underwriters, is affiliated with Loeb Investors Co. LXXV, a principal stockholder of the Company. In addition, Thomas Kempner, the Chairman and Chief Executive Officer of Loeb Partners Corporation, and Warren Bagatelle, a Managing Director of Loeb Partners Corporation, are directors of the Company.

The net offering proceeds to the Company after deducting the total expenses itemized above were $7,481,136. Through April 30, 1999, the Company has used $1,947,000 of the net offering proceeds for repayment of indebtedness, approximately $432,000 for equipping its new limited production manufacturing facility and approximately $81,000 for working capital purposes. The remaining net proceeds are temporarily invested in the Evergreen Select Money Market Fund.


PART II - OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders

On February 15, 1999, by written consent of ERC, the sole shareholder of the Company, all of the members of the Board of Directors of the Company were reelected to hold office until the next annual meeting of shareholders and until a successor is elected and qualified.

    The Directors reelected are as follows:

         Bernard S. Baker
         Jerry D. Leitman
         Thomas L. Kempner
         William A. Lawson
         Warren D. Bagatelle
         James D. Gerson
         Richard M.H. Thompson
         Allen Charkey

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT DESCRIPTION

EXHIBIT NO.

27   Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  EVERCEL, INC.


                                  /s/ Joseph G. Mahler
                                  ---------------------------------

                                  Joseph G. Mahler
                                  Acting Chief Financial Officer,
                                   Treasurer and Secretary





Dated: June 14, 1999