Form 10QSB
period 1999-07-31
EVERCEL INC
filed 1999-09-14
CIK 1071119

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[Mark One]
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 0-25411

                                  EVERCEL,INC.
       (Exact name of small business issuer as specified in its charter)

            Delaware                                  06-1528142
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

2 Lee Mac Avenue, Danbury, Connecticut                   06810
(Address of principal executive offices)              (Zip code)

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

[X] Yes  [_] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's common stock, par value $.01, as of September 10, 1999, 1999, was 2,861,045.

Transitional Small Business Disclosure Format (check one):
[_] Yes  [X] No

                                  EVERCEL, INC.

                                   FORM 10-QSB

                                      INDEX



PART I - FINANCIAL INFORMATION                                             PAGE


Item 1. Unaudited Condensed Financial Statements:

        Condensed Balance Sheet as of July 31, 1999                            2

        Condensed Statements of Operations for the three
        months ended July 31, 1999 and July 31, 1998                           3

        Condensed Statement of Operations for the nine
        months ended July 31, 1999 and July 31, 1998                           4

        Condensed Statements of Cash Flows for the nine
        months ended July 31, 1999 and July 31, 1998                           5

        Notes to Unaudited Condensed Financial Statements
                                                                               6

Item 2. Management's Discussion and Analysis or Plan of Operation              9

PART II - OTHER INFORMATION

Item 2. Changes in Securities                                                 13
Item 6. Exhibits and Reports on Form 8-K                                      13


        Signatures                                                            14

                                  EVERCEL, INC.
                             CONDENSED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)


                                                                          July 31,
                                                                            1999
                                                                            ----
                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                  $ 3,471
  Accounts receivable                                                           23
 Inventories                                                                   243
  Other current assets                                                          28
                                                                           -------
    Total current assets                                                     3,765
                                                                           -------
Property, plant and equipment:
  Cost                                                                       2,760
  Accumulated depreciation                                                     942
                                                                           -------
  Net                                                                        1,818

Other assets, net                                                               48
                                                                           -------

    TOTAL ASSETS                                                           $ 5,631
                                                                           =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued liabilities                                                      $   409
  Accounts payable                                                              74
                                                                           -------
    Total current liabilities                                                  483

SHAREHOLDERS' EQUITY:
  Common Stock ($.01 par value); 10,000,000
   shares authorized: 2,861,045 issued and
   outstanding at July 31, 1999
                                                                                29
  Additional paid-in capital                                                 7,996
  Note receivable from shareholder                                            (300)
  Accumulated deficit                                                       (2,577)
                                                                           -------

  Total shareholders' equity                                                 5,148
                                                                           -------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 5,631
                                                                           =======


       See accompanying notes to unaudited condensed financial statements.

                                  EVERCEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                             Three Months Ended July 31,
                                                             ---------------------------
                                                               1999                 1998
                                                               ----                 ----
Revenues:

  License fee income                                        $        --         $       201
                                                            -----------         -----------
    Total revenues                                                   --                 201
                                                            -----------         -----------
Cost & expenses:
  Cost of revenues                                                   --                  30
  Depreciation & amortization                                        49                  14
  Administrative and selling expenses                               677                 454
  Research & development                                            629                 427
                                                            -----------         -----------
     Total costs and expenses                                     1,355                 925
                                                            -----------         -----------

    (Loss) from operations before income tax benefit             (1,355)               (724)

Interest income                                                      50                  --
                                                            -----------         -----------

    (Loss) before income tax benefit                             (1,305)               (724)

Income tax (benefit)                                                 --                (246)
                                                            -----------         -----------

     Net (loss)                                             $    (1,305)        $      (478)
                                                            ===========         ===========

     Basic and diluted (loss) per share                     $     (0.46)        $     (0.34)(a)
                                                            ===========         ===========

     Basic and diluted shares outstanding                     2,861,045           1,389,000 (a)
                                                            ===========         ===========


(a) Represents proforma loss per share on proforma shares outstanding reflecting 1,388,856 shares of common stock issued in conjunction with the spin-off from Energy Research Corporation on February 22, 1999 as if they were outstanding as of the beginning of the period presented.


       See accompanying notes to unaudited condensed financial statements.

                                  EVERCEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)




                                                    Nine Months Ended July 31,
                                                    --------------------------
                                                    1999                 1998
                                                    ----                 ----
Revenues:

  Contracts                                      $        --         $         2
  License fee income                                      --                 419
                                                 -----------         -----------

    Total revenues                                        --                 421
                                                 -----------         -----------
Cost & expenses:

  Cost of revenues                                        --                  30
  Depreciation & amortization                             98                  37
  Administrative and selling expenses                  1,637               1,076
  Research & development                               1,759               1,283
                                                 -----------         -----------

                                                       3,494               2,426
                                                 -----------         -----------
    (Loss) from operations before income
     tax (benefit)                                    (3,494)             (2,005)

Interest income                                           70                  --
Interest expense                                         (18)                 --
                                                 -----------         -----------

    (Loss) before income tax benefit                  (3,442)             (2,005)

Income tax (benefit)                                    (360)               (682)
                                                 -----------         -----------

     Net (loss)                                  $    (3,082)        $    (1,323)
                                                 ===========         ===========
     Basic and diluted (loss) per share          $     (1.54)        $     (0.95)(a)
                                                 ===========         ===========

     Basic and diluted shares outstanding          1,998,848           1,389,000 (a)
                                                 ===========         ===========


(a) Represents proforma loss per share on proforma shares outstanding reflecting 1,388,856 shares of common stock issued in conjunction with the spin-off from Energy Research Corporation on February 22, 1999 as if they were outstanding as of the beginning of the period presented.


       See accompanying notes to unaudited condensed financial statements.

                                  EVERCEL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                         Nine Months Ended July 31,
                                                         --------------------------
                                                          1999             1998
                                                          ----             ----
Cash flows from operating activities:
  Net (loss)                                              $(2,577)       (1,323)
    Depreciation and amortization                              87            37
      Changes in operating assets and liabilities:
    Accounts receivable                                        (6)           13
    Inventory                                                (243)           --
    Other current assets                                      (28)           42
     Accounts payable                                          21            30
    Accrued liabilities                                       295            19
    Due to ERC                                                 --           162
     Change in deferred income tax                             17            --
                                                          -------       -------
       Net cash(used in)operating activities               (2,434)       (1,020)
                                                          -------       -------

Cash flows from investing activities:
  Capital expenditures                                     (1,080)         (322)
 Changes in other assets                                     (216)           --
                                                          -------       -------
       Net cash (used in)investing activities              (1,296)         (322)
                                                          -------       -------

Cash flows from financing activities:
 Sale of minority interest in joint venture                    --         3,020
 Contributions from ERC                                        --         1,422

 Repayment on debt                                           (603)           --
 Common stock issued                                        7,803            --
                                                          -------       -------

       Net cash provided by financing activities            7,200         4,442
                                                          -------       -------

       Net increase/(decrease) in cash and
       cash equivalents                                     3,470         3,100

Cash and cash equivalents-beginning of period             $     1       $    --

Cash and cash equivalents-end of period                   $ 3,471       $    --
                                                          =======       =======

Other non cash transactions:
  Net assets transferred from ERC                         $   501       $    --


       See accompanying notes to unaudited condensed financial statements.

Part I - Financial Information
Item 1. Financial Statements


                                  EVERCEL, INC.
                          NOTES TO UNAUDITED CONDENSED
                              FINANCIAL STATEMENTS


NOTE 1:  GENERAL INFORMATION
----------------------------

Evercel, Inc. (the "Company") is engaged in the development and commercialization of an innovative, patented nickel-zinc rechargeable battery, as well as the research and design of other advanced battery technologies. The Company was recently spun-off from its former parent, Energy Research Corporation ("ERC") by means of a tax free distribution (the "Distribution") effected on February 22, 1999 to ERC stockholders of one share of common stock of the Company for every three shares of ERC common stock outstanding. Prior to the Distribution, effective February 16, 1999, ERC had transferred to the Company the principal assets related to its battery business group and certain liabilities related to those assets.

Immediately after the Distribution, the Company granted at no cost to holders of its common stock as of February 22, 1999, transferable subscription rights ("Rights") to subscribe for and purchase additional shares of the Company common stock (the "Rights Offering").

In connection with the Distribution, 1,388,856 shares of Company common stock were issued. On April 5, 1999, 921,915 shares of common stock were issued pursuant to the exercise of Rights. Pursuant to the Standby Underwriting Agreement entered into in connection with the Rights Offering with Loeb Partners Corporation and Burnham Securities Inc., an additional 466,941 shares were issued on April 12, 1999.

NOTE 2:  BASIS OF PRESENTATION
------------------------------

The accompanying condensed financial statements for the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of July 31, 1999 and the results of operations for the three and nine months ended July 31, 1999 and 1998 and cash flows for such nine month periods have been included.

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

The results of operations for the three and nine months ended July 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

The reader should supplement the information in this document with disclosures in the Company's Registration Statement on Form SB-2 in connection with the Rights Offering (File No. 333-64931) declared effective on February 19, 1999 and the Company's previous 10-QSB Reports.


NOTE 3: LICENSE AGREEMENTS AND SIGNIFICANT CONTRACTS
----------------------------------------------------

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

In order for ERC to transfer the Joint Venture contract and the Three Circles License Agreement to the Company, ERC must obtain the consent of

Xiamen and the Joint Venture and the approval of the appropriate examination and approval authority of the People's Republic of China. ERC has agreed to seek these consents and approvals, however, there can be no assurance that these consents and approvals will be obtained on a timely basis or at all.

In connection with the Distribution, ERC and the Company entered into a License Assistance Agreement pursuant to which the Company will provide all services and assistance necessary for the Company to effectively fulfill, on behalf of ERC, all of ERC's obligations under the Joint Venture Contract and the License Contract, until such time as ERC obtains the approval for the assignment of the agreements to the Company. In return for such assistance, ERC will pay the Company an amount equal to the sum of all money, dividends, profits, reimbursements, distributions and payments actually paid to ERC in cash or in kind or otherwise accruing to ERC pursuant to the Joint Venture Contract and the License Contract. All expenses and costs incurred by the Company in meeting the obligations under the License Assistance Agreement shall be solely those of the Company, and ERC shall not be liable for their payment. The Company will account for its involvement in the Joint Venture under the License Assistance Agreement in a manner similar to the equity method of accounting.

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


NOTE 4: PRO FORMA LOSS PER SHARE
--------------------------------

Represents pro forma shares outstanding to reflect shares issued in conjunction with the Distribution on February 22, 1999 of 1,388,856 shares of common stock as if they were outstanding as of the beginning of the periods presented.

The computation of diluted loss per share for all periods presented follows the basic calculation since common stock equivalents were antidilutive. The weighted average number of options outstanding for the period ended July 31, 1999 was 176,655.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

This Report contains forward looking statements, including statements regarding the Company's plans and expectations regarding the development and commercialization of its advanced battery technology. When used in this Report, the words "expects", "plans", "anticipates", "estimates", "should", "will", "could", "would", "may", and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, the risk that the ramp-up of the Xiamen and/or Danbury manufacturing facilities will be delayed, the risk that the Company will not initiate manufacturing or realize commercial sales as currently anticipated, and general risks associated with doing business in China and product development, manufacturing and introduction, as well as other risks set forth in the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained herein speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations
---------------------

Comparison Three Months Ended July 31, 1999 and July 31, 1998
-------------------------------------------------------------

The Company had no revenues in the current quarter of fiscal 1999 as compared to $201,000 for the same period in the last fiscal year. Lower revenue in the quarter resulted from the termination of the Company's license with Corning in May 1998.

The Company had no cost of revenues in the current quarter of fiscal 1999 as compared to $30,000 for the same period in the last fiscal year.

Administrative and selling expense increased 49% to $677,000 in the current quarter of fiscal 1999 from $454,000 in the same period in the last fiscal year. The increase is the result of increased staffing to support the commercialization effort, production and distribution of sales samples and costs associated with the joint venture and license agreement activities. Depreciation increased to $49,000 from $14,000 in the same quarter of the prior period reflecting capital purchases to outfit the Danbury manufacturing facility.

Research and development expense increased 47% to $629,000 in the second quarter of fiscal 1999 from $427,000 in the same period in the last fiscal year. This was a result of increased costs incurred in developing and refining the manufacturing process for the Company's nickel-zinc battery in preparation for the commercialization of the Company's batteries, as compared to the same period in the last fiscal year.

The  Company has  recorded no tax benefit for its losses in the current  quarter
pursuant  to  the  requirements  of  Financial   Accounting   Standard  No.  109
"Accounting for Income Taxes".

Results of Operations
---------------------

Comparison Nine Months Ended July 31, 1999 and July 31, 1998
------------------------------------------------------------

The Company had no revenues in the first nine months of fiscal 1999 as compared to $421,000 for the same period in the last fiscal year. Lower revenue resulted from the termination of the Company's license with Corning in May 1998.

The Company had no cost of revenues in the first nine months of fiscal 1999 as compared to $30,000 for the same period in the last fiscal year.

Administrative and selling expense increased 52% to $1,637,000 in the first nine months of fiscal 1999 from $1,076,000 in the same period last fiscal year. The increase is the result of increased staffing to support the commercialization effort, production and distribution of sales samples and costs associated with the joint venture and license agreement. Depreciation increased to $98,000 from $37,000 in the same period in the last fiscal year reflecting capital purchases to outfit the Danbury manufacturing facility.

Research and development expense increased 37% to $1,759,000 in the first nine months of fiscal 1999 from $1,283,000 in the same period in the last fiscal year. The increase reflects activity relating to the commercialization of the Company's battery technology.

The Company recognized a tax benefit of $360,000 in the first quarter of fiscal 1999 due to its inclusion in the consolidated tax return of ERC and has recorded no benefit for the losses incurred in the second and third quarter of fiscal 1999, pursuant to the requirement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".


Liquidity and Capital Resources
-------------------------------

Prior to having received the proceeds from the Rights Offering, the Company obtained all of its funding from ERC. ERC provided funding for all battery research activities under its research and development expense budget. ERC has also historically provided all of the funding for capital expenditures for the purchase of machinery and equipment for all battery activities.

On January 15, 1999, the Company entered into a lease for five years with an option to extend for an additional five years. The annual rent is $171,000 for the first three years and increases to $178,000 in year four and $185,000 in year five. ERC has guaranteed the performance of the lease (the "Lease Guaranty"). In the event of a default by the Company, ERC's liability is limited to $500,000 reduced each anniversary date of the lease by $100,000. Notwithstanding the foregoing, the Lease Guaranty terminates after the first anniversary of the lease upon the Company's net worth exceeding $3,000,000.

On February 5, 1999, the Company entered into a Loan Agreement and Line of Credit Note (the "Line of Credit") to borrow up to $3,450,000 (including certain borrowings from a Bank) from ERC for working capital and proposed capital expenditures to be secured by all of the Company's tangible and intangible personal property. In connection with the completion of the Rights Offering, the Line of Credit terminated and all outstanding borrowings were paid in full pursuant to its terms.

The Company has entered into a Services Agreement with ERC to provide certain management and administrative services and office, research and development and manufacturing support facilities and services to the Company. The Company estimates that the net fees to be paid to ERC pursuant to the Services Agreement for services performed will be approximately $96,000 per quarter, excluding certain services billed on the basis of usage, such as purchasing, analytical lab, microscope analysis, machine shop and drafting, which amount takes into account ERC's additional costs related to providing such services, and will decline as the services performed decrease. The Company presently expects that most of such services will be provided by ERC for approximately one year.

The Company received $7,873,000 of proceeds from the Rights Offering (after deducting underwriting discounts and fees), including funds received from the sale of unsubscribed shares to Loeb Partners Corporation and Burnham Securities Inc. pursuant to a Standby Underwriting Agreement. Pursuant to its loan agreements, the Company used a portion of the proceeds to pay in full the outstanding principal and interest on certain notes held by a Bank and the Line of Credit from ERC. The principal amounts paid were $1,647,000 and $300,000, respectively.

Working capital at July 31, 1999 was $3,282,000 including $3,471,000 of cash as compared to a negative working capital $718,000 at October 31, 1998 and zero cash.

Under the NanYa License Agreement, the Company expects to receive license fee income upon the successful completion of two battery tests required by that Agreement. The Company expects to receive a portion of this license fee income during fiscal 1999 and the remainder of the license fee income in fiscal year 2000 upon the duplication of the battery and the first test's results. The amount of these payments is expected to be $2,000,000 and $1,500,000, respectively.

The Company believes that the remaining net proceeds received from the Rights Offering, together with the license payments anticipated to be received under the NanYa License Agreement in fiscal 2000, will be sufficient to support its planned operations for at least the next twelve months.

The Company's cash requirements will vary depending upon a number of factors, many of which are beyond the control of the Company, including the demand for the Company's products, the efforts and success of the Company's licensees and joint venture partners in developing and marketing products incorporating the Company's technology, the development of battery markets, the level of competition faced by the Company and the ability of the Company to develop, market and license new products and effectively manage operating expenses. The Company expects to continue to enter into license agreements, to participate in joint manufacturing ventures and to expand its battery manufacturing facilities. The Company believes that it will require additional capital in order to continue these activities.

If and when the Company is required to raise additional funds, there can be no assurance that the Company will be able to do so on favorable terms if at all. Failure of the Company to raise funds required to support its operations would have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000 Compliance
--------------------

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


PART II - OTHER INFORMATION
Item 2. Changes in Securities.

Use of Proceeds

The Company's Registration Statement on Form SB-2 (File No. 333-64931) was declared effective on February 19, 1999.

From February 19, 1999 through July 31, 1999, the Company incurred approximately $976,000 in expenses in connection with the issuance and distribution of the shares of Common Stock, including $459,000 in underwriting discounts, commissions and fees paid to underwriters and $517,000 in other expenses. The net offering proceeds to the Company after deducting the total expenses itemized above was $7,356,921. As stated previously the Company has used $1,967,000 of the net offering proceeds for repayment of indebtedness. Approximately $744,000 has been used for equipping its new facility and $1,175,000 for working capital. The remaining net proceeds are temporarily invested in the Evergreen Select Money Market Fund.


PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  EXHIBIT DESCRIPTION
------------------------

EXHIBIT NO.
-----------


27   Financial Data Schedule


(b)  REPORTS ON FORM 8-K
------------------------

         None

                                   SIGNATURES
                                   ----------



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





Dated: September 14, 1999