Form 10KSB
period 1999-10-31
EVERCEL INC
filed 2000-02-10
CIK 1071119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             FORM 10-KSB (MARK ONE)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: October 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number: 0-24852

                                  EVERCEL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
             ------------------------------------------------------

              DELAWARE                                   06-1528142
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification Number)

          2 LEE MAC AVENUE
        DANBURY, CONNECTICUT                                06810
   (Address of principal executive                       (Zip Code)
              offices)

        Registrant's telephone number, including area code (203) 825-3900

           Securities registered pursuant to Section 12(b) of the Act:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of class)

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[  ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $80,331,376, which is based on the closing price of $38.69 on January 31, 2000. On January 31, 2000 there were 2,861,045 shares of Common Stock of the registrant issued and outstanding.

                                  EVERCEL, INC.

                                      INDEX
                                      -----


Description                                                          Page Number
-----------                                                          -----------


Part I
------

Item 1   Business                                                           3
Item 2   Properties                                                        18
Item 3   Legal Proceedings                                                 19
Item 4   Submission of Matters to a Vote of Security Holders               19


Part II
-------

Item 5   Market for the Registrant's Common Equity and Related
           Stockholder Matters                                             19
Item 6   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       19
Item 7   Financial Statements                                              21
Item 8   Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure                                        35

Part III
--------

Item 9   Directors and Executive Officers of the Registrant                35
Item 10  Executive Compensation                                            36
Item 11  Security Ownership of Certain Beneficial Owners and Management    36
Item 12  Certain Relationships and Related Transactions                    37
Item 13  Exhibits and Reports on Form 8-K                                  38

         Signatures

FORWARD-LOOKING STATEMENT DISCLAIMER

When used in this Report, the words "expects", "anticipates", "estimates", "should", "will", "could", "would", "may", and similar expressions are intended to identify forward-looking statements. Such statements include statements relating to the Company's continued development and commercialization schedule for its patented nickel-zinc ("Ni-Zn") rechargeable battery technology and its joint venture partners, expansion plans, licensing opportunities, the expected cost competitiveness of its technology, and the timing and availability of products under development. These and other forward-looking statements contained in this Report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including, without limitation, general risks associated with product development and introduction, changes in worldwide environmental laws and policies, potential volatility of material costs, government appropriations, rapid technological change, and competition, as well as other risks. The forward-looking statements contained herein speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.


                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Evercel, Inc. (the "Company") is engaged in the design and manufacture of innovative, patented nickel-zinc ("Ni-Zn") rechargeable batteries, as well as the research and design of other advanced battery technologies. The Company was spun-off from its former parent, FuelCell Energy, Inc. ("FCE"), formerly Energy Research Corporation, by means of a tax free distribution (the "Distribution") effected on February 22, 1999 to FCE stockholders of one share of common stock of the Company for every three shares of FCE common stock. On February 16, 1999, FCE had transferred to the Company the intellectual property and principal assets related to its battery business group (the "Battery Group") and certain liabilities related to those assets.

Immediately after the Distribution, the Company granted at no cost to holders of its common stock as of February 22, 1999, transferable subscription rights ("Rights") to subscribe for and purchase additional shares of the Company common stock at $6.00 per share (the "Rights Offering"). In connection with the Distribution, 1,388,856 shares of Company common stock were issued. On April 5, 1999, 921,915 shares of common stock were issued pursuant to the exercise of Rights. An additional 466,941 shares were sold on April 12, 1999 to the Company's standby underwriters.

The Company believes that its Ni-Zn battery technology offers high energy density, long cycle life and low material costs, resulting in a low weight, high power battery with a substantial price advantage over other comparable technologies. The Company's Ni-Zn battery has been used on a limited test basis in a range of rechargeable battery applications, including scooters, bicycles, electric vehicles and lawn mowers. The Company also believes its Ni-Zn battery may be used in other rechargeable battery applications, including trolling motors for boats, golfcarts, power tools, and both consumer and electronic products.

The Company's strategic goals are to rapidly commercialize its Ni-Zn technology, maintain and increase its technological leadership, develop new battery businesses which build on its Ni-Zn technology and continue to develop other advanced battery technologies. The Company intends to commercialize its Ni-Zn technology through a combination of direct sales, licensing agreements and joint venture relationships. The Company has licensed and granted certain marketing rights to develop batteries for electric vehicles and hybrid electric vehicles to a joint venture between Nan Ya Plastics Corporation of Taiwan (the "Nan Ya License Agreement"), a Formosa Plastics Group company and Xiamen Three Circles Co., Ltd. ("Xiamen") of Xiamen, China. The Company also has an agreement to manufacture scooter and bicycle batteries through a joint venture formed between the Company and Xiamen (the "Three Circle License Agreement").

The Company operated as the Battery Group between 1970 and 1999. Since inception, FCE has exclusively focused on the development and engineering of electricity production and storage by electrochemical means. Prior to becoming independent, the Battery Group's product sales emphasized very high performance cells for submarine, aerospace and military markets where application needs and engineering excellence outweighed low cost as the greatest concern. Several battery technologies were pursued, including silver-zinc ("Ag-Zn"), nickel cadmium ("Ni-Cd"), and Ni-Zn. During the mid 1970's to early 1980's, the Battery Group manufactured high energy density Ag-Zn batteries for submarines and submersibles for both main propulsion and auxiliary power. During the 1980's, considerable development work was carried out for the U.S. Navy to develop Ni-Cd batteries for nuclear submarines and for the U.S. Department of Energy ("DOE") to develop Ni-Zn batteries for electric vehicles. Historically, the Company's development activities were funded through corporate and government contracts as well as internal research and development funds.

At present, the Company is focusing its efforts on the demonstration, manufacturing and commercialization of its advanced Ni-Zn rechargeable battery. The Company has developed patented technologies which permit the manufacture of batteries with longer cycle life, which are lighter in weight and lower in cost than comparable batteries currently available. The Company believes its batteries can compete cost-effectively with Ni-Cd and nickel metal hydride ("NiMH") batteries and with lead acid batteries in certain applications. Use of the Company's proprietary process in the construction of Ni-Zn batteries has the additional advantage of having lower environmental impact than lead-acid or Ni-Cd batteries.

The Company believes that its Ni-Zn batteries represent a potential source of significant revenue once commercialization of these products is fully undertaken. FCE has two license agreements which are expected to be assigned to the Company. The Nan Ya License Agreement is for the use of the Company's technology in batteries developed for Electric Vehicles ("EVs") and Hybrid Electric Vehicles ("HEVs") in the People's Republic of China ("PRC"), Taiwan and certain other countries in Southeast Asia. The Three Circles License Agreement is for the use of the Company's technology in batteries to be used in miners' cap lamps and two and three wheel vehicles, including bicycles, scooters and off-road vehicles in China and Southeast Asia. In connection with the Three Circles License Agreement, FCE formed a joint venture agreement with Xiamen Three Circles Co., Ltd. and has received a 50.5% ownership interest in the Xiamen Three Circles-ERC Battery Corp., Ltd. (The "Joint Venture"), for the manufacture and sale of batteries. The benefits and obligations of the Three Circles License Agreement and the Joint Venture Agreement have been transferred to the Company pursuant to the terms of the License Assistance Agreement. See "PARTNERSHIPS, JOINT VENTURES AND LICENSES".

To further commercialize its Ni-Zn technology, the Company intends to pursue a range of battery markets, each of which has performance requirements aligned with the benefits of Ni-Zn. To capitalize on these opportunities, the Company plans to manufacture and sell directly to original equipment manufacturers ("OEMs"), continue to enter into joint venture agreements, and license its technology to larger organizations with established manufacturing or distribution capabilities in specific markets. Since the Company was originally the Battery Group of FCE, all licenses and joint ventures entered into prior to February, 1999 were entered into by FCE. The battery related agreements which have not been amended to name the Company as a party are subject to the License Assistance Agreement which provides the Company with the benefits and obligations of those battery related agreements entered into by FCE prior to February 1999.

NI-ZN BATTERIES

In addition to the technological advantages that the Company believes are inherent in the Ni-Zn battery, there is also the low environmental impact of materials contained in the Company's batteries compared to that of lead-acid or Ni-Cd batteries. The Company's Ni-Zn battery combines a low-cost, light-weight nickel electrode with the high-energy of environmentally benign zinc to produce a rechargeable battery having a voltage 30% higher and an energy density per unit weight approximately 30% greater than that of conventional Ni-Cd batteries. In tests conducted by the Company and independent laboratories, the Company's batteries have achieved approximately 600 deep discharge cycles with only a 20% loss in capacity.

The rechargeable Ni-Zn battery was first patented in 1923. During the early 1980's, extensive research and development efforts were made by other researchers to develop a Ni-Zn battery with a satisfactory cycle life which were not successful. The Company solved many of the problems associated with the short cycle life as evidenced by tests achieving greater than 600 cycles. Patents have been granted in which the zinc electrode solubility has been greatly reduced and construction features provide for a sealed maintenance-free construction.

The Ni-Zn cell developed by the Company consists of layers of positive (nickel) electrodes and negative (zinc) electrodes separated by both electrolyte absorptive layers and microporous separator layers. The Company plans to manufacture a range of cells in various energy capacities. These cells can then be arranged in series and packaged to produce convenient voltages, such as typical 12 volt blocks. The Company is supplying demonstration batteries to various potential customers for evaluation and is conducting in-house testing of its batteries for recreational boating trolling motors, electric bicycles and scooters. Also, batteries are being supplied to Italian companies for electric scooters and to several start-up electric bicycle and scooter companies in the United States. The Company is also working with bicycle companies in China through the joint venture partnership in Xiamen, China (Xiamen Three Circles-ERC Battery Corp., Ltd.), to begin manufacture of the Company's batteries.

EMPLOYEES

At present, the Company employs a staff of approximately thirty, including a Chief Executive Officer, Chief Operating Officer, Vice-President of Sales and Marketing, Vice-President of Far East Operations, Controller, Director of Product Development and Director of Manufacturing. All functions are adequately staffed to support commercialization. Currently, the small-scale manufacturing facility employs approximately seven full-time and ten temporary employees. This number is expected to increase with planned automation and accelerated production. The Company considers relations with its employees to be good. The loss of key employees could cause delays in development and commercialization activities.


SALES AND MARKETING

The Company's sales and marketing organization is focusing on the following:

   - To generate direct sales to OEMs and distributors in selected applications and geographical territories, and to launch, for consumer sales, the trolling motor battery through a multi-channel approach.

   - To develop joint venture partnerships for manufacturing and distribution in applications and geographical territories for which the Company believes strategic partners can improve its chances of success.

   - To license its technology and know-how to strategic partners in applications and geographical territories for other businesses, such as consumer electronics.

The Company is focusing its direct marketing efforts on those applications which represent specialty niches where the Ni-Zn battery technology has significant competitive advantages and where the channels of distribution are relatively narrow. An example of such an application is the marine trolling motor market. For those areas where broad distribution is required, the Company believes a joint venture manufacturing and/or sales partnership with companies who have a position in the distribution channels will be a more effective way to exploit the technology in a shorter amount of time. An example of such an application and a geographical area is the company's license and joint venture, manufacturing and sales agreement with Xiamen Three Circles Co., Ltd. for China and Southeast Asia. The Company intends to license its technology for those applications which require very large capital investment in manufacturing and very broad distribution channels, such as consumer electronics and power tools.

Upon establishment of the core joint venture manufacturing and sales agreements, the Company expects to use the manufacturing capability of the joint ventures to sell directly to OEMs in other geographical territories. For example, the Joint Venture production capability for small form factor batteries (i.e. scooters, bicycles and similar applications) is planned to satisfy the North American and/or European markets for these products.


PARTNERSHIPS, JOINT VENTURES AND LICENSES

In January 1997, FCE entered into a license agreement with Corning, Inc. to continue the development of the Ni-Zn battery and to manufacture and market batteries worldwide. This license was exclusive for all applications with the exception of EV/HEVs for which FCE, and, now, the Company, retained all rights. After having successfully validated the performance of the Company's technology, Corning decided for strategic business reasons to discontinue its development of certain energy related products, including the Company's batteries, and as a result discontinued the license agreement with FCE. This has allowed the Company to seek business opportunities which had previously been reserved exclusively for Corning.

In February 1998, FCE entered into the Nan Ya License Agreement with a joint venture between Nan Ya Plastics Corporation of Taiwan, a Formosa Plastics Group company, and Xiamen Three Circles Co., Ltd. of Xiamen, China for the use of the Company's Ni-Zn batteries in EV/HEVs in China, Taiwan, Hong Kong and Macao on an exclusive basis and for certain other Southeast Asian countries on a non-exclusive basis. The license agreement calls for the payment of $5 million in three stages and a royalty for the exclusive and non-exclusive territories. The payments include $1.5 million received by FCE in 1998 which was not transferred to the Company, a further $2 million dollars to be paid to the Company upon completion of certain conditions which the Ni-Zn battery has substantially achieved and the Company expects payment in the first calendar quarter of 2000, and a final payment of $1.5 million to be paid to the Company upon completion of duplication of the battery at its facilities in China.

In July 1998, FCE also entered into the Technology Transfer and the Three Circles License Agreements with the Joint Venture for the use of the Company's Ni-Zn batteries in electric bicycles, scooters, three-wheel vehicles, off-road vehicles, and miners' safety lamps in China on an exclusive basis and in Southeast Asia on a non-exclusive basis. The license included an initial payment to FCE of $3 million. Pursuant to the Three Circles License Agreement, the Joint Venture must also pay FCE certain royalties based upon the net sales of Ni-Zn batteries sold, leased or transferred in the applicable territories. In addition the Joint Venture may sub-license the Company's technology to third parties in China, Hong Kong, Taiwan and Macao on a non-exclusive basis. In connection with the Three Circles License Agreement, FCE entered into a joint venture agreement with Xiamen Three Circles Co., Ltd., using the $3 million initial payment received as its investment in the joint venture, plus an additional $80,500 investment in return for a 50.5% share of the joint venture called Xiamen Three Circles-ERC Battery Corp., Ltd. (the "Joint Venture"). FCE reserves exclusive rights (assigned to the Company) for exporting batteries from the Joint Venture to other territories outside of the exclusive and non-exclusive field territories.

The Joint Venture is managed by a Board of Directors consisting of seven individuals, three of whom are appointed by Xiamen-Three Circles Co., Ltd., and four of whom are appointed by FCE. Under the Joint Venture agreement, FCE is responsible for assisting the Joint Venture with the selection and purchase of machinery, equipment and materials outside China; assisting the Joint Venture in marketing, sales and distributions of batteries outside of China; assisting the Joint Venture's working personnel in obtaining visas for entrance to the United States for necessary training; handling matters in respect to export licenses for technology as it relates to the Three Circles License Agreement; and handling other matters as requested by the Board of Directors of the Joint Venture.

The Joint Venture agreement anticipates that the Joint Venture will derive revenue primarily from sales of batteries and sub-licenses of Ni-Zn technology, including revenue received from the payment for the sub-licensing of the technology and revenue received from the payment of royalties for use of the technology. Under the terms of the Joint Venture agreement, the net income or loss of the Joint Venture is shared by the Joint Venture partners in accordance with their respective interests. Distributions are expected to be made either quarterly or annually, depending upon the nature of the payment. The Joint Venture agreement may be terminated by either party upon a material breach of the contract or upon bankruptcy of either party to the contract.

The Joint Venture agreement is governed by the laws and pertinent rules and regulations of the PRC. In order for FCE to transfer the Joint Venture agreement and the Three Circles License Agreement to the Company, FCE has been advised that it should obtain the consent of Xiamen Three Circles Co., Ltd. and the Joint Venture, and the approval of the appropriate examination and approval authority of the People's Republic of China. FCE has agreed to seek these consents and approvals, however, there can be no assurance that these consents and approvals will be obtained on a timely basis or at all. Pending receipt of these consents and approvals, FCE and the Company have entered into a License Assistance Agreement pursuant to which FCE has retained the Company to provide all services and assistance necessary for the Company to effectively fulfill, on behalf of FCE, all of FCE's obligations under the Joint Venture contract and Three Circle License Agreement in exchange for payment to the Company by FCE of all renumeration paid and other benefits accruing to FCE pursuant to such agreements. The Three Circles License Agreement and the Joint Venture contract are subject to the License Assistance Agreement.


MANUFACTURING AND RAW MATERIALS

The Company's manufacturing plan is to produce small form factor batteries (for use in scooters, electric bicycles, EV/HEVs and similar applications) at the Joint Venture and large form factor batteries (marine trolling motor, industrial utility vehicles and similar products) at a facility in the United States. The Joint Venture is expected to continue to focus on a manual production process and employ relatively inexpensive labor in the PRC. The Joint Venture has recently installed production equipment which the Company believes, when fully operational, will enable production capacity of an estimated 30,000 kilo-watt hours ("kWh") annually and plans to continue to acquire equipment during calendar year 2000 to allow for capacity of 90,000 kWh annually by the year-end.

The Company's primary facility in Danbury, Connecticut produces prototypes and product samples as well as housing research and development and administration. It is the Company's intention to commence production in an automated facility in the United States by the middle of calendar year 2000, to reduce reliance on relatively expensive domestic labor. The Company expects the automated plant will have the capability to produce 100,000 kWh annually per line of automation. The Company expected to invest an estimated $7-$10 million in each line of automation as well as require 20,000-30,000 square feet of manufacturing space.

The chemical materials required to manufacture the Company's Ni-Zn battery are readily available from multiple sources in North America and China. Certain separator materials are only available from one U.S. supplier. Prices for both nickel and zinc, the primary raw materials which are commodities, are subject to market forces beyond the control of the Company. The Company does not currently utilize financial instruments to mitigate risk of component prices.

ENVIRONMENTAL, SAFETY AND REGULATORY

Ni-Zn batteries are more environmentally acceptable than other commonly available rechargeable battery systems. Ni-Zn batteries contain no cadmium or mercury, which are difficult to dispose of under current environmental regulation. The Ni-Zn battery does contain a limited amount of lead in the negative electrode, but has passed EPA testing for disposal in public landfills. The Company anticipates little waste generation due to the simple manufacturing technology utilized. There are no effluents in waste water. Electrode materials in dough form can be reprocessed and reutilized in the process, thereby producing low levels of waste. The solvent used in the electrode production process can be reclaimed, purified and reintroduced into the manufacturing process with low levels of waste.

PATENTS AND TRADEMARKS

The Company has nine U.S. patents with an average of 10 years left before expiration. The Company's patents expire through 2017. The Company does not believe that the expiration of any of its earlier patents will have a material adverse effect on the Company's business. The Company has NiVolt and Illuma as registered trademarks at this time and has applied to use "Evercel" as a trademark.

RECENT DEVELOPMENTS

- November 1, 1999: Appointed Robert Gable, former chairman of the board and chief executive officer of Unitrode Corporation, to fill an open seat on the Company's board.

- December 16, 1999: Completed raising $6.6 million in capital through the private placement of equity securities and a commitment from these investors for an additional $3.3 million, at Evercel's option (the "Private Placement"), for manufacturing expansion in the United States, working capital and general corporate purposes. Investors in the Private Placement received 264,000 Shares of Series A Convertible Preferred Stock (Series A Shares) at an issue price of $25 per share, with a dividend of 8 percent payable in cash or additional Preferred Shares, which are convertible to Common shares at a conversion price of $13.75. The Preferred Shares are callable by the Company three years following the issue date, or at any time one year following the issue date if certain common stock price levels are reached. Each Preferred Share also carries a five-year warrant, which is exercisable into one share of common stock at $16.50 per share. The warrants are callable by the Company at any time after one year following the issue date if certain common stock price levels are reached during the warrant's five-year period. Each owner of Series A Shares is subject to a call by the Company to purchase Series B Convertible Preferred Shares in an amount equal to 50 percent of his investment in Series A Shares. The call by the Company expires August 31, 2000.

- December 20, 1999: Announced the receipt of an order for 6,000 of its premium Model 40/12 volt Ni-Zn batteries by the Joint Venture from the Taiwan EVT Technology Co. Ltd., of Taiwan ("EVT"). Beginning in the second quarter of 2000, the batteries will be installed in 1,500 high performance 48-volt electric scooters produced by EVT. The total amount of the order, which is subject to final testing and acceptance of the scooters by EVT, is approximately (US)$1.3 million to fulfill EVT's anticipated second quarter 2000 requirements. Additional orders are expected for the balance of 2000. The Joint Venture expects to produce the batteries in its new factory in Xiamen, China.

- January 5, 2000: JBI Corporation ("JBI") of Genoa, Ohio, a leading independent battery testing laboratory, successfully duplicated the Company's previously announced results of exceeding 500 charge/discharge cycles in Evercel's 12 Volt, 30Ah battery. A cycle is when a battery is used and then recharged.

- January 21, 2000: John H. Gutfreund, former chairman and chief executive officer of Salomon Brothers, Inc., and former vice chairman of the New York Stock Exchange, joined Evercel's Board of Directors.

BUSINESS

BATTERY TECHNOLOGY

A battery is an electrochemical apparatus used to store energy and release it in the form of electricity. There are two types of batteries, primary and rechargeable batteries, also known as secondary batteries. A primary, or disposable, battery is used until discharged and then discarded. A rechargeable, or secondary, battery can, after discharge, be recharged and used again. The Company's Ni-Zn batteries are designed to be rechargeable.

Rechargeable batteries can often be used in battery applications where primary batteries are most commonly employed. The Company is conducting research and development of an advanced, rechargeable zinc-manganese dioxide battery designed to compete with the most common consumer batteries. Primary batteries are, in most cases, too costly for widespread use in applications currently utilizing rechargeable batteries.

No one battery system is ideal for all rechargeable applications. There are numerous performance variables which vary in importance by application. Each commercially available battery system has strengths and weaknesses. Important variables include: voltage, energy capacity per unit weight (energy density), energy capacity per unit of volume (volumetric energy density), power or discharge rate capability (how rapidly energy can be drawn from the battery or "Specific Power"), cycle life and how this varies with discharge rate and depth of discharge, response to ambient temperatures, rate of self-discharge, shelf life in charged and discharged states, size, shape and design flexibility, time and other constraints on recharging, safety, environmental and disposal considerations, and various application-specific considerations. The needs of various battery applications place a different priority on these characteristics, and, thus, require different solutions. In addition, for each anode/cathode combination there are many alternative ways to design a battery, involving choices of electrolyte and electrode materials and how components are shaped and manufactured. Design choices involve trade-offs, and as a result improvement in one element of a battery's performance often comes at a sacrifice of another characteristic. A battery optimized for just one characteristic may not be competitive if its performance in other areas is inferior.

The Company selected Ni-Zn for development because of its potential to compete well in several large rechargeable battery markets. The following chart compares Ni-Zn to certain other competitive battery technologies:


                       BATTERY PERFORMANCE CHARACTERISTICS


                                  NI-ZN     LEAD-ACID(1)  NICKEL-CADMIUM(1)  NICKEL-MH(1)  LITHIUM-ION(1)
                                 ------     ------------  -----------------  ------------  --------------
Energy Density (Wh/kg) ....       60-80          35-40          45-55             60-80        100-150
Specific Power (W/kg) .....         500           >200            500           100-185            100
Cycle Life (deep
  discharge) ..............         600        200-300       700-1200          700-1200       400-1200
Cost ($/Wh) ...............   0.15-0.50(2)   0.10-0.30       0.5-1.50         1.00-3.00      1.50-5.00

--------------------------

(1) Handbook of Batteries, Edited by D. Linden (Second Edition) McGraw-Hill Publisher (1995).

(2) The cost estimate assumes the high volume production levels anticipated to be achieved in a large-scale manufacturing facility. There can be no assurance that the Company will achieve these cost estimates.

MARKETS

The world battery industry totals approximately $33 billion of manufacturers' shipments, growing at 6-8% per year. This total includes primary batteries ($9.8 billion), motive power batteries ($2.1 billion), high performance rechargeable batteries ($6.1 billion) and starting, lighting and ignition batteries ($15 billion). These four major types of batteries are sold into a wide array of different markets, some of which the Company does not intend to enter. These different markets frequently require different battery systems and have different competitors. The market statistics referenced in the following sections were obtained from "The 1997 Review and Analysis of Battery Industry Developments," except if otherwise noted.

Motive power applications are significant potential markets for the Company's Ni-Zn battery. This segment includes electric scooters, bicycles, neighborhood electric vehicles (NEVs) and industrial applications such as electric material handling and transport carts. The EV/HEV potential is also projected by industry experts to be significant in the future and Ni-Zn batteries are well suited to these applications. Currently, because of the market risk associated with this segment the Company is not basing its business plan on those projections but expects to be able to meet market demand should it develop. The Company believes that markets for the Ni-Zn battery include the existing markets for Ni-MH and Ni-Cd, such as power tools, high-end portable lighting, and consumer home and electronic products. In addition, the Ni-Zn battery has the potential to compete in the upper cost segment of the lead acid battery markets where it would enjoy a substantial weight advantage as well as increased life and reliability.


EV AND MOTIVE

Successful battery development has been a barrier to the emergence of a large EV market. Lead-acid batteries, while cost effective, are too heavy to give adequate vehicle range. Other higher energy density battery systems including Ni-MH, Ni-Cd, and lithium-ion ("Li-ion") as well as Ni-Zn are being tested in vehicles. The Company believes that its Ni-Zn battery has adequate energy density to permit acceptable vehicle range and has the potential to be produced at lower cost than the most other likely contenders for the EV market. Recently, HEVs have also received more interest and development efforts. An HEV combines a battery/electric motor drive, which is typically used for acceleration to a predetermined speed, with an alternative drive system, such as a small internal combustion engine, which takes over when the power requirements are lower at steady highway speed. Toyota Motor Corporation has reported mileages of greater than 60 miles per gallon for its Prius HEV. HEVs are likely to use similar battery systems to EVs, albeit in smaller capacity battery packs designed for higher power output.

The market for electric vehicles is now in the early stages of development and many of the vehicles on the road are prototypes. The market for EV/HEVs is predicted to grow rapidly after the year 2000, and projections for annual growth rates for EV/HEVs are expected to accelerate from 7% annually from 1997-2002 to approximately 22% annually, reaching $8 billion of sales in 2007. The acceleration of growth is based on industry estimates of the rate of acceptance of EV/HEVs in the marketplace. The market for motive power batteries was estimated to be $2.1 billion in 1997. The Company estimates that the addressable market for EVs/HEVs and other motive power that could use the Company's batteries was $700 million in 1997. Based on these estimates and growth projections, the Company estimates this market to exceed $800 million in 2000.

The Company has focused significant effort into specific segments of the motive power market which the Company's technology addresses well. The motive power applications for rechargeable batteries include scooters and bicycles, industrial trucks, neighborhood vehicles, golf carts, electric wheelchairs and marine batteries. These markets are primarily supplied by lead-acid (and some Ni-Cd and Ni-MH) batteries today. These markets have been grouped with EVs rather than automotive batteries because of their need for the deeper discharge (deep cycle) capability versus high impulse power needed for starting. The Company believes that the deep cycle capability of its Ni-Zn technology meets the requirements of this segment.

The Company believes its Ni-Zn technology is particularly well suited to motive power applications due to its combination of low weight, deep cycle capability, high specific power and competitive cost. Initial target markets for the Company's battery include the electric scooters and bicycles, particularly in China and Europe, and the marine market. The scooter and bicycle market require the light weight and long total range available from the Company's Ni-Zn battery. The Company believes consumers in the the deep-cycle marine market will be attracted to Ni-Zn's light weight, multi-year life and zero maintenance. The industrial lift truck market, in contrast, sees little benefit to weight savings since lead-acid batteries are often used as counterweights, but may find the deep cycle capability and rapid charging ability to be attractive.

HIGH PERFORMANCE AND OTHER RECHARGEABLE BATTERIES

The market for portable rechargeable batteries consists of three major technologies and is measured on a per unit basis as follows: 1) Ni-Cd, presently approximately 62% of the market, 2) Ni-MH, approximately 31% of the market and
3) lithium-ion, approximately 7% of the market. Approximately 75% of all cells are assembled into battery packs for use in a variety of portable devices. Increasingly, these packs contain sophisticated electronics for power management and safety.

Ni-Cd is the oldest commercialized rechargeable system in the market. Ni-Cd cells can be employed in battery packs without high-cost electronics and safety devices and enjoy a substantial price advantage over Ni-MH and Li-ion cells. In the last decade, Ni-Cd has increasingly been the subject of tightening environmental and workplace regulations and related pressures for recycling and mandatory collection due to the toxicity of cadmium as a principal component.

However, pressures to enforce mandatory collection schemes or even to ban Ni-Cd have partially abated due to industry-wide recycling efforts. Although Ni-Cd will remain attractive in certain applications that require very high power, they do not experience a significant performance benefit from other technologies and are not sensitive to their higher cost. Industry analysts believe growth in this segment will remain relatively flat.

Ni-MH technology, which typically offers a 25% to 40% advantage in energy density relative to Ni-Cd, was commercialized in the early 1990's. Because it employs a metal hydride electrode rather than a cadmium electrode, Ni-MH is considered an environmentally preferred technology and has increased its market penetration in several applications and geographic regions as a result of this attribute. However, Ni-MH cells and batteries typically carry a substantial cost premium relative to Ni-Cd.

Li-ion battery technology was also commercialized in the early 1990's. Production of Li-ion cells has increased from 15 million cells in 1994 to an estimated 200 million cells in 1997. Li-ion technology offers the highest energy density of all commercial rechargeable technologies available today. On a weight basis, the technology offers 2 to 3 times the energy content of Ni-Cd and offers higher voltage (3.6 volts per cells) than Ni-MH or Ni-Cd (1.2 volt) technologies. Lithium-based technologies are expected to experience high growth rates. Li-ion cells and batteries are expected to continue to be more expensive than the Company's Ni-Zn cells.

Ni-Zn technology is in the early stages of commercialization by the Company. Ni-Zn cells can be employed in battery packs without high-cost electronics and safety devices. Ni-Zn cells have demonstrated characteristics that would classify them among the safest and most environmentally benign of the rechargeable technologies available today. The Company expects Ni-Zn to enjoy a substantial price advantage over Ni-MH and Li-ion battery systems, assuming high volume production levels. Ni-Zn cells offer a 30% volts per cell advantage over Ni-MH and Ni-Cd.

Ni-Zn also offers a weight advantage over current starting, lighting and ignition batteries, due to its higher specific energy, as well as other performance advantages which the Company believes may be of only minor benefit to automotive OEMs. The Company's Ni-Zn batteries have been tested for a European automotive OEM for use in higher voltage electrical systems for vehicles. These benefits may offset the higher cost of Ni-Zn compared to lead acid. The success of the Company in capturing a market share in the starting, lighting and ignition market will depend on, among other factors, the Company's ability to lower the minimum operating temperature range of the system to meet automotive specification and the timing and degree to which automotive manufacturers adopt these higher voltage electrical systems.

The disadvantages of Ni-Zn are its current volumetric energy density and operating temperature. The volumetric energy density of Ni-Zn is less than Ni-MH and equal to that of Ni-Cd and Lead Acid. The minimum operating temperature has been tested at -10 degrees Celsius while many EV/HEV applications require -30 degrees. The Company believes product design improvements will allow the Ni-Zn battery to meet or exceed these requirements.

The worldwide market for rechargeable batteries, excluding automotive, motive power and specialty battery systems is approximately $6.1 billion, growing at 7% to 8% per year. The following table details the market size and growth of this market, and are estimated from a variety of industry sources. The growth rate of individual application markets varies widely, with the small cell, portable rechargeable markets generally representing the faster-growing sectors, resulting primarily from the continued development and proliferation of new portable electronic products. There can be no assurance that these projected growth rates will be continue to occur.
                                                        ESTIMATED
                                                       GROWTH RATE
                                   1997 SALES         THROUGH 2000
                                  ($ BILLION)         (% PER YEAR)
                                  -----------         ------------

Power Tools ....................      2.0                   8
Emergency Power & Light ........      1.5                   7
Telephones & Communications.....      0.8                  10
Military/Aerospace .............      0.5                   4
Computers & Electronics ........      0.4                  12
Medical ........................      0.3                  15
Toys ...........................      0.3                   6
Power Condition ................      0.15                  5
Signaling ......................      0.15                  5
                                     -----

TOTAL ..........................      6.1                   8
                                     =====

COMPETITION

Competition in the battery industry is, and is expected to remain, intense. Competitors range from development stage companies to major domestic and international companies, most of which have financial, technical, manufacturing, marketing, sales and other resources significantly greater than those of the Company. There are at least two, and possibly more, other battery manufacturers in the world who have demonstrated interest in developing and marketing Ni-Zn rechargeable batteries. The Company does not perceive these competitors, who are significant battery producers, to be its prime competition as their technology development is believed to be less advanced than that of the Company. The Company expects to be competing against suppliers of lead-acid, Ni-Cd, and Ni-MH rechargeables, as well as other rechargeables and potentially primary battery technologies. The Company is competing on the basis of battery performance, the price and economics of its batteries, as well as usage considerations (stability, safety, environmental).

Lead-acid rechargeable batteries are mass produced at low cost for the automotive starting, lighting and ignition market. Ni-Zn batteries are likely to remain more costly than lead-acid batteries but offer advantages in performance. The Company only intends to compete against lead-acid batteries in the more specialized markets willing to pay a price premium for superior performance. Major suppliers of such batteries include Johnson Controls, Inc. and Exide Corporation. Several other battery manufacturers are attempting to develop and market higher performance versions of lead-acid batteries. The Company believes it is unlikely that those developments will match the performance of Ni-Zn.

Most of the world's major automotive companies are engaged in electric vehicle development, however, production has been limited. Vehicles vary from prototypes to commercial offerings. Many automotive companies, as well as major battery manufacturers, are sponsoring the development of higher performance batteries for EVs. For example, General Motors, Ford and Chrysler are members of the U.S. Advanced Battery Consortium. Numerous battery chemistries are being pursued so that there is uncertainty over the long term system of choice. Ni-MH appears to currently be the most popular choice among technologies which can broadly match Ni-Zn's performance. Because of higher material costs, the Company believes Ni-MH batteries will be more costly to produce than Ni-Zn.

Ni-Cd and Ni-MH rechargeable batteries are mass produced. The Company believes that its Ni-Zn batteries can be made at lower cost than both in volume production while offering comparable to superior performance. Ni-Cd and Ni-MH batteries are currently supplied to consumer products and consumer electronics OEMs by battery manufacturers who are frequently affiliated with the OEMs. These relationships and the substantial lead times OEMs require to incorporate new battery designs into their products could hinder the Company's attempt to substitute for Ni-Cd and Ni-MH batteries.

Lithium-based battery systems offer significant performance advantages over many other rechargeable battery technologies. Li-ion batteries are currently more costly than Ni-Cd and Ni-MH cells but have found applications willing to pay the price premium for enhanced performance.

ENVIRONMENTAL AND SAFETY ISSUES

Safety is an issue in most battery systems. Both nickel and zinc, while not entirely harmless, are relatively benign compared to other high-performance, rechargeable electrode materials. Lead is toxic, however, there are currently systems in place in the developed world to recycle lead. There is pressure in Europe to ban or require recycling of Ni-Cd batteries due to the poisonous nature of cadmium. It would be desirable to recycle metal hydrides, given their high cost, but the technology that exists does not make it practical. Recharging batteries produces heat and, in some systems, hydrogen which must be managed and exhausted safely. Li-ion batteries have had several safety incidents and have occasionally caught fire in consumer products. The Company's Ni-Zn design appears to have no intrinsic safety problems. The prospect of stricter environmental legislation relating to the manufacture, disposal and recycling of batteries containing lead or cadmium, both of which are hazardous and toxic, if enacted, could enhance the attractiveness of the Company's Ni-Zn battery.


RESEARCH AND DEVELOPMENT

DEVELOPMENT OF NI-ZN

The Company expects to continue working on improving the characteristics of its Ni-Zn batteries to provide a longer cycle life and higher energy density, including the following research objectives:

o New applications for Ni-Zn offer the opportunity to optimize the cell design to better meet the customer's desired specifications.
     Troubleshooting and general technical service for existing licensees will be conducted by the research and development group.

o The performance of all batteries varies with temperature; with specific power declining as temperature declines. The Company plans to conduct research to improve the low temperature performance of its Ni-Zn battery. Other technical goals include increasing cycle life from over 600 to 1000 and further improving energy density. The work will center on improved electrode materials and separator systems.

OTHER ZINC BATTERIES

The research and development of other rechargeable zinc battery technologies is the main non-Ni-Zn battery research being pursued. The Company is developing a rechargeable zinc battery which if successful has the potential to compete for the primary cell market at a price close to that of common primary cells, using the Company's zinc electrode technology. This opportunity is being pursued in a cooperative technology joint venture which includes the Company, Xiamen Three Circles Co., Ltd. and assistance from Xiamen University. The overall near-term goals for the program are to achieve greater than 100 cycles with only a 20% decay in capacity and achieve a potential production cost that is not significantly higher than that of commonly available alkaline cells. If this product is successfully developed, it has the potential to open up a different, large consumer market for the Company.

RISK FACTORS

The following factors have been identified as risks to the sustained operations of the Company:

UNCERTAINTY OF FUTURE PROFITABILITY

In the past, the Company has had limited revenues. The Company is not profitable, and no assurance can be given that the Company will become profitable in the foreseeable future, if ever. For the fiscal years ended October 31, 1999 and 1998, the Company had losses of $4,961,000 and $2,325,000, respectively. Future operating results of the Company will depend upon many factors, including its ability to raise capital, demand for the Company's products, the efforts and success of the Company and its licensees and joint venture partners in developing and marketing products incorporating the Company's technology, the development of battery markets, the level of competition faced by the Company, and the ability of the Company to develop, market and license new products and effectively manage operating expenses.

DEPENDENCE ON NI-ZN PRODUCT LINE AND UNCERTAINTY OF MARKET ACCEPTANCE OF ADVANCED RECHARGEABLE BATTERIES

In the fiscal years ended October 31, 1999 and 1998, contract revenues and licensing fees related to the Company's Ni-Zn battery and sales of raw materials represented substantially all of the Company's revenues. To date, the only revenues received from its Ni-Zn battery has been for samples shipped. The Company believes that its dependence on revenues related to its Ni-Zn product line is likely to continue for at least the next several years, unless and until the Company successfully develops and commercializes other new products.

Since the Company intends to focus its manufacturing, research and development and marketing efforts on its Ni-Zn batteries, it will be dependent upon the market acceptance of its Ni-Zn batteries. The Company's Ni-Zn batteries have not yet achieved market acceptance, and there can be no assurance that market acceptance of its Ni-Zn batteries will ever be achieved. The introduction of new products is subject to the inherent risks of unforeseen delays and the time necessary to achieve market success for any individual product is uncertain. Volume production of the Company's advanced rechargeable batteries could be delayed for any reason. The Company's competitors may introduce new technologies or refine existing technologies which could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS RELATING TO INFRINGEMENT AGAINST AND ENFORCING PATENTS

There can be no assurance that the issued patents or the licensing rights of the Company will fully, or even partially, protect the Company's technology from competitors' approaches, or that new patent applications will be allowed. There can be no assurance that the Company would be successful if any challenges are made by the Company to the patents of other parties or that other parties will not be successful in asserting infringement claims against the Company. Further, because of the intense competition in battery technology and the large number of patents filed, or being filed, no assurance can be given that the Company will not need another company's patent under a license agreement, if such an agreement could be reached or what the terms of that agreement might be. Any determination that the Company's products or manufacturing processes have infringed on the product or process rights held by others could have a material adverse effect on the Company's business and results of operation. Additionally, adverse determinations could result in the Company's loss of proprietary rights, subject the Company to liability to third parties or prevent the Company from manufacturing or selling its products, any of which could have a material negative effect on the Company's business and hinder the Company's commercialization initiatives.

The Company has not filed for patent protection in certain potential major markets such as India and Southeast Asia. Agreements reached with partners in these areas would have to be based on trade secrets and know-how. In the future, the Company may seek patent protection in those areas. The Company also relies on know-how and trade secrets to establish its battery technologies for commercial applications and there is no assurance it can adequately protect this information in its dealings with other entities. There can be no assurance that other organizations will not develop similar or better information through their own efforts.

RISKS RELATING TO TRANSFER OF JOINT VENTURE AND RELATED LICENSE AGREEMENT

FCE has entered into a Joint Venture with Xiamen Three Circles Co., Ltd., a Chinese entity, to develop and manufacture the Company's batteries to be used to power electric bicycles, scooters, off-road vehicles and miners' cap lamps to be marketed and sold in China and Southeast Asia. The Joint Venture and FCE have entered into the Three Circles License Agreement pursuant to which FCE has licensed certain of its Ni-Zn battery technology to the Joint Venture. See "BUSINESS--Partnerships, Joint Ventures and Licenses." In order for FCE to transfer its interest in the Joint Venture and the Three Circles License Agreement to the Company, FCE has sought the consent of Xiamen Three Circles Co., Ltd. and the Joint Venture and the approval of the appropriate examination and approval authority of the PRC. However, there can be no assurance that these consents and approvals will be obtained on a timely basis or at all. Pending receipt of these consents and approvals, FCE and the Company have entered into a License Assistance Agreement pursuant to which FCE has retained the Company to provide all services and assistance necessary for the Company to effectively fulfill, on behalf of FCE, all of FCE's obligations under the Joint Venture contract and Three Circles License Agreement in exchange for the Company assuming all of the benefits and obligations accruing to FCE pursuant to such agreements. A failure to obtain or a delay in obtaining these consents and approvals could have a material adverse effect on the Company because the Company will be able to enforce its rights under these agreements only through FCE. In addition, FCE's Chinese partner could take exception to the License Assistance Agreement and claim that FCE is in default under these agreements. Any such event or resulting termination of these agreements could have a material adverse effect on the Company. See "RISK FACTORS-Risks of Relying on FCE."

RISKS PERTAINING TO CHINA

Currently, the Company's two major license agreements, the Nan Ya License Agreement and the Three Circles License Agreement (the "China Licenses") are with entities located in the PRC. The Company has established the Joint Venture in the PRC to build a manufacturing plant that it intends to use as its primary production facility. FCE also plans to transfer its interest in the Joint Venture to the Company. See "RISK FACTORS-Risks Relating to Transfer of Joint Venture and Related License Agreement." The following risk factors relating to conducting business in the PRC could result in a material adverse effect on the Company's business, financial condition and results of operations.

POTENTIAL ADVERSE EFFECTS OF INTERNAL POLITICAL CHANGES

The Company's business operations in China, its interest in the Joint Venture and its rights under the China Licenses may be adversely affected by the political environment in China. The PRC is a socialist state which, since 1949 has been, and is expected to continue to be, controlled by the Communist Party of China. Changes in the political leadership of the PRC may have a significant adverse effect on policies related to China's current economic reform program, other policies affecting business and the general political, economic and social environment in the PRC. Any such changes in the political leadership or current economic reform policies or the imposition of additional restrictions on foreign owned enterprises could have a material adverse effect on the business of the Joint Venture, the Company's interest in the Joint Venture and the Company's rights and revenues under the China Licenses.

PROPRIETARY RIGHTS

The Company protects its intellectual property rights in the PRC through a combination of patent applications, contractual arrangements and trade secrets. Patent and intellectual property right protection in the PRC affords substantially less protection than is available in the United States. There can be no assurance that the Company will be able to effectively protect its proprietary rights in China. The unauthorized use by others in the PRC of the Company's technology could have a material adverse effect on the Company's business, financial condition and results of operations.

RESTRICTIONS ON REPATRIATION OF FOREIGN CURRENCY EXCHANGE, OTHER FOREIGN CURRENCY EXCHANGE RESTRICTIONS AND VOLATILITY OF EXCHANGE RATES

The PRC regulates the expatriation of foreign currencies as payments to foreigners, including investors and licensors, and the conversion of Renminbi (the currency of the PRC) into foreign currencies, such as the U.S. Dollar. In addition, there has been significant volatility in the exchange rate of Renminbi to U.S. Dollars. The Company expects that the Joint Venture and the Company's other licensee in the PRC will receive a substantial portion of their revenues in Renminbi. A portion of such revenues will have to be converted to other currencies to meet foreign currency obligations (such as payment obligations to suppliers) or for purposes of remittance to the Company as return of capital, dividends or license payments. The Joint Venture and the Company's other licensee in China may be unable to convert sufficient Renminbi into foreign currency to enable them to comply with any foreign currency payment obligations they have, including distributions to the Company. In the event of a depressed market in Renminbi, the cost of foreign currency could be sufficiently high to reclude joint ventures from meeting any foreign financial obligations incurred in the future or from paying distributions and license fees to the Company. Moreover, fluctuations in the exchange rate of the Renminbi into U.S. Dollars could have an adverse effect on the license fees to be paid to the Company. Even if the Joint Venture or any other licensee of the Company is able to convert their Renminbi into foreign currencies there can be no assurance that the PRC will not impose restrictions on the ability of these entities to remit out of the PRC amounts due to the Company in U.S. Dollars or otherwise.

PRC LAWS; UNCERTAINTY ARISING FROM EVOLVING REGULATIONS AND POLICIES

The PRC does not have a well-developed, consolidated body of laws governing foreign investment-enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation. As the legal system in the PRC develops with respect to these new types of enterprises, foreign investors may be adversely affected by new laws, changes to existing laws (or interpretations thereof) and preemption of provincial or local laws by national laws. In circumstances where adequate laws exist, it may not be possible to obtain timely and equitable enforcement thereof.

UNCERTAINTY OF MOST FAVORED NATION TRADING STATUS

A significant portion of the economic activity in China is export-driven and, therefore, is affected by developments in the economies of the PRC's principal trading partners. The United States Congress considers annually the renewal of "Most Favored Nation" trading status for the PRC, and may attach conditions to such renewal. There can be no assurance that Congress will renew such status or that future renewal will not be linked to human rights issues or other requirements which the PRC may decline or be unable to meet. Revocation or conditional extension by the United States of the PRC's "Most Favored Nation" trading status could have a material adverse effect upon the Company.

EXPROPRIATION OF PROPERTY

Following the formation of the PRC in 1949, the PRC government renounced various debt obligations incurred by predecessor governments, which obligations remain in default, and expropriated assets without compensation. There can be no assurance that the PRC government will not in the future expropriate or nationalize the assets of the Joint Venture or any assets of the Company in China. Such an expropriation would result in a total loss of the Company's investment in China.

AGREEMENTS WITH FCE; LACK OF ARM'S-LENGTH NEGOTIATIONS

The Company has entered into certain agreements with FCE, including the Distribution Agreement, the Tax Sharing Agreement, the Services Agreement and the License Assistance Agreement for the purpose of defining its ongoing relationship with FCE and to provide certain services during the transition. The Distribution Agreement provided for the transfer to the Company of the business and principal assets of the Battery Group, the assumption by the Company of certain liabilities and obligations relating to that business, the distribution by FCE of all outstanding shares of the Company Common Stock to FCE stockholders and certain other agreements governing the relationship between FCE and the Company.

The Tax Sharing Agreement defines the rights and obligations of FCE and the Company with respect to filing of returns, payments, deficiencies and refunds of federal, state and other income, franchise or certain other taxes relating to the Company's operations after the spin-off. The Tax Sharing Agreement is intended to allocate the tax liability of FCE between FCE and the Company as if they were separate taxable entities.

The Services Agreement sets forth the terms under which FCE provides to the Company certain management and administrative services, as well as the use of certain office, research and development, and manufacturing and support facilities and services. Services under this agreement amounted to $378,000 in the fiscal year ended October 31, 1999.

The License Assistance Agreement is intended to transfer to the Company FCE's benefits and obligations under the Joint Venture contract and the Three Circles License Agreement while the Company and FCE seek formal approval for that transfer. The License Assistance Agreement provides that the Company will provide the services and assistance necessary for the Company to effectively fulfill, on behalf of FCE, all of FCE's obligations under the Joint Venture contract and the Three Circles License Agreement in exchange for the Company assuming all of the obligations and benefits pursuant to such agreements. FCE has also agreed to act in accordance with the instructions of the Company in connection with matters of Joint Venture governance and agreed not to permit the amendment of the related documents without the consent of the Company. See "RISK FACTORS--Risks of Relying on FCE" and "RISK FACTORS-Risks Relating to Transfer of Joint Venture and Related License Agreement."

In addition to the foregoing relationships, the Company issued options to purchase up to 100,000 shares of Common Stock to officers and directors of FCE in connection with the Distribution. The agreements between the Company and FCE, and the Company and officers and directors of FCE, were not the subject of arm's length negotiations, and therefore, the terms of such agreements may contain terms that are not comparable to those that would have been obtained from negotiations between unaffiliated parties. In addition, questions regarding the resolution of any issues arising under these arrangements will be resolved by the Company and FCE.

RISKS OF RELYING ON FCE

The Company will be relying upon FCE to realize the benefits of the Joint Venture and the Three Circles License Agreement until all consents and approvals to the transfer and assignment of these agreements are obtained. Conflicts of interest between FCE and the Company could arise in connection with these agreements. A bankruptcy or insolvency of FCE could prevent the Company's receipt of funds due to it under the agreements, even if the funds were paid to FCE. The Chinese parties to the agreements could take exception to the License Assistance Agreement and claim that FCE is in default under one or more of the agreements, resulting in a termination of such agreements. Any of these events, a delay in obtaining or the failure to obtain the consents and approvals to the transfer and assignment of these agreements could have a material adverse effect on the Company to the extent that the Company is unable to fully realize the benefits of these agreements.

CONSUMER MARKETS

A substantial portion of the Company's business will depend upon the success of products sold by OEMs that use the Company's batteries. For example, one factor determining the quantity of purchase orders the Company may receive from a bicycle manufacturer in the future is the success of that company's electric bicycle. Therefore, the Company's success in being able to sell or license its products is substantially dependent upon the acceptance and marketability of the OEMs' products in the marketplace. The Company is subject to many risks beyond its control that influence the success or failure of a particular product manufactured by an OEM, including among others, competition faced by the OEM in its particular industry; market acceptance of the OEMs product; the engineering, sales and marketing and management capabilities of the OEM; technical challenges unrelated to the Company's technology or problems faced by the OEM in developing its products; and the financial and other resources of the OEM.

ELECTRIC VEHICLE MARKET AND ACCEPTANCE OF THE BATTERY SYSTEM IS UNCERTAIN

Because vehicles powered by internal combustion engines cause pollution, public pressure has begun to result in legislative and other mandates in Europe, and enacted or pending legislation in the United States, to promote or mandate the use of vehicles with no tailpipe emissions ("zero emission vehicles") or reduced tailpipe emissions ("low emission vehicles"). The Company believes that in order to create a significant commercial market for electric vehicles in Europe it will be necessary for such public pressure to continue. In addition, the Company believes that in the United States government initiatives are important factors in creating an electric vehicle market. There can be no assurance that such public pressure will continue or that further legislation or other governmental initiatives will be enacted, or that current legislation will not be repealed, amended or have its implementation delayed, as has recently been the case in California, or that a different form of zero emission or low emission vehicle, or other solutions to the problem of containing emissions created by internal combustion engines, will not be invented, developed and produced, and achieve greater market acceptance than electric vehicles. The lack of significant market for electric vehicles could have a material adverse effect on the ability of the Company to commercialize its technology. Even if a significant market for electric vehicles develops, there can be no assurance that the Company's technology will be commercially competitive within such a market.

COMPETITION; TECHNOLOGICAL OBSOLESCENCE

The primary and rechargeable battery industry is characterized by intense competition with a large number of companies offering or seeking to develop technology and products similar to those of the Company. The Company is subject to competition from manufacturers of traditional rechargeable batteries, such as Ni-Cd batteries, from manufacturers of rechargeable batteries with advanced technologies, such as Ni-MH, Li-ion liquid electrolyte and lithium-metal solid-polymer batteries, as well as from companies engaged in the development of batteries incorporating new technologies. The Company also competes with large and small manufacturers of alkaline, lithium, carbon-zinc, sea water, high rate and primary batteries. There can be no assurance that the Company will be successful in competing with these manufacturers, many of which have substantially greater financial, technical, manufacturing, distribution, marketing, sales and other resources. A number of companies with substantially greater resources than the Company are pursuing the development of a wide variety of battery technologies, including both liquid electrolyte lithium and solid electrolyte lithium batteries, which are expected to compete with the Company's technology.

Other companies undertaking research and development activities of solid-polymer batteries have already developed prototypes and are constructing commercial scale production facilities. If other companies successfully market their batteries prior to the introduction of the Company's products, there may be a material adverse effect on the Company's business, financial condition and results of operations. The market for the Company's products, as well as the products that utilize the Company's batteries and technology, is characterized by changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Although the Company believes that its batteries are comprised of state-of-the-art technology, there can be no assurance that competitors will not develop technologies or products that would render the Company's technology and products obsolete or less marketable.

RISKS RELATING TO GROWTH AND EXPANSION

Rapid growth of the Company's advanced rechargeable battery business or other segments of its business may significantly strain the Company's management, operations and technical resources. If the Company is successful in obtaining rapid market penetration of its advanced rechargeable batteries, it will be desirable for the Company to either deliver large volumes of quality products to its customers on a timely basis at a reasonable cost to those customers or license its technology to others who can manufacture and distribute the Company's products. The Company currently has limited manufacturing capability and no experience in large scale manufacturing of its advanced rechargeable batteries and has no experience in automated assembly and packaging technology. There can be no assurance that the Company's business will achieve rapid growth or that its efforts to expand its manufacturing and quality control activities (or the efforts of those companies which are granted licenses to the Company's technology) will be successful or that it or its licensees will be able to satisfy commercial scale production requirements on a timely and cost-effective basis.

RISKS RELATING TO LICENSE AGREEMENTS

The Company's growth and success will be dependent to a substantial extent on its reputation, and because the Company anticipates licensing its technology to others its reputation may be affected by the performance of those companies to which the Company licenses its technology. License agreements with foreign companies may be subject to additional risks, such as exchange rate fluctuations, political instability or weaknesses in the local economy. Certain provisions of the license agreements for the benefit of the Company may be subject to restrictions in foreign laws that limit the Company's ability to enforce such contractual provisions. In addition, it may be more difficult to register and protect the Company's proprietary rights in certain foreign countries. Failure by the Company to obtain suitable licensees of its technology or the failure of the Company's licensees to achieve the Company's manufacturing or quality control standards or otherwise meet the Company's expectations could have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON JOINT VENTURE PARTNERS

The Company intends to enter into other joint venture arrangements in the future to further commercialize its battery technology. The Company's existing joint venture is with a foreign partner and the Company anticipates that future joint ventures may be with foreign partners or entities and as a result such ventures may be subject to the political climate and economies of the foreign countries where such partners reside. There can be no assurance that the Company's joint venture partners will provide the Company with the support anticipated by the Company, or that any of the joint ventures will be successful in developing batteries for use with their intended products, or that any of the joint ventures will be successful in manufacturing and marketing their batteries for such products once developed. Any international operations of the Company will also be subject to certain external business risks such as exchange rate fluctuations, political instability and a significant weakening of a local economy in which a foreign joint venture operates or is located. Certain provisions of the joint venture agreements for the benefit of the Company may be subject to restrictions in foreign laws that limit the Company's ability to enforce such contractual provisions. Failure of these joint ventures to be successful could have a material adverse effect on the Company's business and prospects.

DEPENDENCE ON KEY PERSONNEL

Because of the specialized, technical nature of the Company's business, the Company is highly dependent on certain members of its management, marketing, engineering and technical staff, including Robert L. Kanode, President and Chief Executive Officer and Allen Charkey, the Executive Vice President and Chief Operating Officer of the Company, the loss of whose services could have a material adverse effect on the Company's business, financial condition and results of operations. The ability of the Company to pursue effectively its business strategy will depend upon, among other factors, the successful retention of additional highly skilled and experienced managerial, marketing, engineering and technical personnel. There can be no assurance that the Company will be able to retain or recruit such personnel.

DEMANDS OF ENVIRONMENTAL AND OTHER REGULATORY COMPLIANCE

National, state and local regulations impose various environmental controls on the manufacture, storage, use and disposal of batteries and/or of certain chemicals used in the manufacture of batteries. Although the Company believes that its operations are in substantial compliance with current environmental regulations and that there are no environmental conditions that will require material expenditures for clean-up at its present or former facilities or at facilities to which it has sent waste for disposal, there can be no assurance that conditions relating to the Company's historical operations which require expenditures for clean-up will not be discovered in the future or that changes in environmental laws and regulations will not impose costly compliance requirements on the Company or otherwise subject it to future liabilities. There can be no assurance that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture the Company's batteries or restricting disposal of batteries will not be imposed or as to the effect such regulations may have on the Company or its customers.

DEPENDENCE ON PROPRIETARY TECHNOLOGIES

The Company believes that its success will be dependent both on the legal protection that its patents and other proprietary rights may or will afford and on the knowledge, ability, experience and technological expertise of its employees. The Company claims proprietary rights in various unpatented technologies, know how, trade secrets and trademarks relating to its products and manufacturing processes. There can be no assurance as to the degree of protection these various claims may or will afford, or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technology. It is the policy of the Company to protect its proprietary rights in its products and operations through contractual obligations, including nondisclosure agreements with certain employees, customers, consultants, licensees and strategic partners. There can be no assurance as to the degree of protection these contractual measures may or will afford. There can be no assurance (i) that patents will be issued from any pending applications, or that the claims allowed under any patents will be sufficiently broad to protect the Company's technology, (ii) that any patents issued to the Company will not be challenged, invalidated or circumvented, or (iii) as to the degree or adequacy of protection any patents or patent applications may or will afford. If the Company is found to be infringing third party patents, there can be no assurance that it will be able to obtain licenses with respect to such patents on acceptable terms, if at all. Failure of the Company to obtain necessary licenses could result in delays in product shipment or the introduction of new products, and costly attempts to design around such patents could foreclose the development, manufacture or sale of the Company's products.

RAW MATERIALS

The Company's principal raw materials for the production of its battery products are nickel and zinc. Prices for both nickel and zinc are subject to market forces beyond the control of the Company. The Company's future profitability may be materially adversely affected by increased nickel and/or zinc prices to the extent it is unable to pass on higher raw material costs to its customers. However, to offset such costs, the Company may engage in forward purchases and hedging transactions to effectively manage raw material costs and inventory relative to anticipated production requirements for the next six to twelve months.

FUTURE CASH REQUIREMENTS

The Company's cash requirements will vary depending upon a number of factors, many of which may be beyond the control of the Company, including demand for the Company's products, the efforts and success of the Company and its joint venture partners in developing and marketing products incorporating the Company's technology, the development of battery markets, the level of competition faced by the Company and the ability of the Company to develop, market and license new products and effectively manage operating expenses. If and when the Company is required to raise additional funds, there can be no assurance that the Company will be able to do so on favorable terms, if at all. Failure of the Company to raise funds required to support its operations would have a material adverse effect on the Company's business, financial condition and results of operations and could result in a loss to their investors.


DIVIDEND POLICY

The Company has not and does not expect to pay any cash dividends in the near future. The Company's dividend policy will be reviewed by the Board of Directors of the Company (the "Board") from time to time based on the results of operations and financial condition of the Company and such other business considerations as the Board considers relevant. Subject to the foregoing, the Company may declare and pay dividends, although there can be no assurance that any dividends will be paid in the future.


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages are as follows:

NAME                AGE     POSITION WITH THE COMPANY
----                ---     -------------------------

Robert L. Kanode     49     President and Chief Executive Officer
Allen Charkey        58     Executive Vice President and Chief Operating Officer
Joseph G. Mahler     47     Acting Chief Financial Officer, Treasurer and
                            Corporate Secretary

Robert L. Kanode has been President and Chief Executive Officer of Evercel, Inc. since April 1999. Prior to joining Evercel Mr. Kanode served as President of Varta Batteries North America. Mr. Kanode also held numerous positions with IBM and the IBM ThinkPad team and other permanent and consulting positions focused on electronic manufacturing and operations.

Allen Charkey has been a director of Evercel, Inc. since its formation in June, 1998 and Executive Vice President and Chief Operating Officer since January, 1999. He joined FCE in 1970 and has held various positions of increasing responsibility at the Company. Prior to joining the FCE, Mr. Charkey was employed by Yardney Electric Corporation from 1963 to 1970 as a battery scientist.

Joseph G. Mahler joined FCE in October 1998 as Chief Financial Officer, Corporate Secretary and Treasurer. Since the spin-off of the Company, he has performed the same duties as Acting Chief Financial Officer of Evercel. Prior to joining FCE, Mr. Mahler was Vice President-Chief Financial Officer at Earthgro, Inc. from 1993 to 1998 and prior to that, he was a partner at Ernst & Young.

ITEM 2. PROPERTIES

The Company is leasing approximately 28,500 square feet of space in Danbury, Connecticut, to be used as a small-scale manufacturing plant for Ni-Zn battery production, distribution and for office space. The annual lease cost in Danbury, Connecticut is approximately $171,000. The Company believes that its facilities are adequate for its current operations. The Company will expand the current facility or acquire additional manufacturing space in order to support the production of the large form factor battery.

A large form factor manufacturing plant will be designed to be flexible enough to produce batteries for the different markets which will be pursued, but primarily will be focused on the Model 100 battery large form factor. This battery will primarily be marketed to the marine trolling motor market in the United States. The Company estimates it will cost $7 to $10 million to procure and automate this facility.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock (Common Stock), par value $.01, has been publicly traded since April 6, 1999 on the Nasdaq Small Cap ("NASDSC") under the symbol "EVRC" and the Boston Stock Exchange ("BSE") under the symbol "EVL". On January 28, 2000 there were approximately 181 common stockholders of record.

The following table sets forth the range of high and low prices of the Common Stock on the NASDAQ Small Cap for the fiscal quarters indicated, as reported by NASDAQ.

YEAR ENDED 10/31/99        HIGH                LOW
-------------------        ----                ---

Second Quarter           $  6.125           $  5.125
Third Quarter            $ 13.500           $  4.813
Fourth Quarter           $ 15.000           $ 10.125



The Company has never paid any dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently anticipates retaining all of its earnings to finance future growth.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is engaged in the design and manufacture of innovative, patented Ni-Zn rechargeable batteries. The Company believes that its Ni-Zn battery technology offers high energy density, long cycle life and low material costs, resulting in a low weight, high power battery with a substantial price advantage over other comparable technologies. The Company's Ni-Zn battery has been used on a limited test basis in a range of rechargeable battery applications, including scooters, bicycles, electric vehicles and lawn mowers. The Company also believes its Ni-Zn battery may be used in other rechargeable battery applications, including trolling motors for boats, golfcarts, power tools, and both consumer and electronic products.

The Company's strategic goals are to rapidly commercialize its Ni-Zn technology, maintain and increase its technological leadership, develop new battery businesses which build on its Ni-Zn technology and continue to develop other advanced battery technologies. The Company intends to commercialize its Ni-Zn technology through a combination of direct sales, licensing agreements and joint venture relationships. The Company has licensed and granted certain marketing rights to develop batteries for electric vehicles and hybrid electric vehicles to a joint venture between Nan Ya Plastics Corporation of Taiwan, a Formosa Plastics Group company and Xiamen of Xiamen, China. The Company also has an agreement to manufacture scooter and bicycle batteries through the Three Circle License Agreement.

RESULTS OF OPERATIONS

The Company had $196,000 in revenues for the year ended October 31, 1999 as compared to $438,000 for the same period in 1998. Lower revenue resulted from the termination of the Company's license fee arrangement with Corning in May

1998 partially offset by sales of raw materials of $195,000 to the Chinese joint venture in fiscal 1999. The Company had cost of revenues of $694,000 in fiscal 1999 as compared to $87,000 for the prior fiscal year. Higher costs were driven by low volume manufacturing operations which started in 1999. Administrative and selling expense increased 24% to $2.2 million in fiscal 1999 from $1.8 million in 1998. The increase is the result of staffing to support the commercialization effort, production and distribution of samples, and costs associated with the Joint Venture and License Agreement. Depreciation increased to $181,000 from $45,000 in the last fiscal year reflecting increased capital purchases to outfit the Danbury facility. Research and development expense increased 34% to $2.4 million in fiscal 1999 from $1.8 million in the last fiscal year. The increase reflects product development activity relating to the commercialization of the Company's battery technology.

Net interest income of $90,000 in 1999 was earned on funding from the Rights Offering placed in an interest bearing account, $108,000, partially offset by $18,000 of interest expense due to borrowings from banks and FCE to maintain operations prior to the Rights Offering. The Company's share of the Joint Venture's losses amounted to $36,000 for the year. The Company recognized a tax benefit of $360,000 in the first quarter of fiscal 1999 due to its inclusion in the consolidated tax return of FCE and has recorded no benefit for the losses incurred in the second, third and fourth quarters of fiscal 1999, pursuant to the requirement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".


LIQUIDITY AND CAPITAL RESOURCES

Working capital at October 31, 1999 was $1,272,000 including $1,820,000 of cash as compared to a negative working capital of $735,000 at October 31, 1998 and $1,000 cash. To continue to meet the operating and capital requirements of growing the Company, a Private Placement offering was completed on December 1999 raising $6.6 million. With this offering, the Company also has the right to require the investors to purchase additional securities for $3.3 million. The Company believes that the net proceeds received from the Private Placement, the $2 million license payments anticipated to be received under the Nan Ya License Agreement in the first quarter of calendar 2000 and potentially collateralizing the Company's capital investments and working capital for financing, will be sufficient to support its planned operations for at least the next twelve months. The Company's cash requirements will vary depending upon a number of factors, many of which are beyond the control of the Company, including the demand for the Company's products, the efforts and success of the Company's licensees and joint venture partners in developing and marketing products incorporating the Company's technology, the development of battery markets, the level of competition faced by the Company, the ability of the Company to develop, market and license new products and its ability to effectively manage operating expenses. The Company expects to continue to enter into license agreements, to participate in joint manufacturing ventures and to expand its battery manufacturing facilities. The Company believes that it will require additional capital in order to continue these activities. If and when the Company is required to raise additional funds, there can be no assurance that the Company will be able to do so on favorable terms if at all. Failure of the Company to raise funds required to support its operations would have a material adverse effect on the Company's business, financial condition and results of operations.

Prior to having received the proceeds from the Rights Offering, the Company obtained all of its funding from FCE. FCE provided funding for all battery research activities under its research and development expense budget. On February 5, 1999, the Company entered into a Loan Agreement and Line of Credit Note (the "Line of Credit") to borrow up to $3,450,000 (including certain borrowings from a Bank) from FCE for working capital and proposed capital expenditures to be secured by all of the Company's tangible and intangible personal property. The Company has entered into a Services Agreement with FCE to provide certain management and administrative services and office, research and development and manufacturing support facilities and services to the Company. In the second fiscal quarter of 1999, the Company received $7,873,000 of net proceeds from the Rights Offering (after deducting underwriting discounts and fees), including funds received from the sale of unsubscribed share. pursuant to a Standby Underwriting Agreement. Pursuant to its loan agreements, the Company used a portion of the proceeds to pay in full the outstanding principal and interest on certain notes held by a Bank and the Line of Credit from FCE. The principal amounts paid were $1,647,000 and $300,000, respectively.

The net fees paid to FCE by the Company pursuant to the Services Agreement for services performed were $378,000 for fiscal 1999, excluding certain services billed on the basis of usage, such as purchasing, analytical lab, microscope analysis, machine shop and drafting, which amount takes into account FCE's additional costs related to providing such services, and will decline as the services performed decrease. The Company presently expects that these services will be provided by FCE until the third quarter of 2000.

OVERVIEW

ITEM 7.  FINANCIAL STATEMENTS



                                TABLE OF CONTENTS



                                                                        PAGE

    Independent Auditors' Report                                        F-2

    Balance Sheets - October 31, 1999 and 1998                          F-3

    Statements of Income (Loss) for Years ended
      October 31, 1999 and 1998                                         F-4

    Statements of Changes in Common Shareholders' Equity
      for the Years ended October 31, 1999 and 1998                     F-5

    Statements of Cash Flows for the Years ended
      October 31, 1999 and 1998                                         F-6

    Notes to Financial Statements                                       F-7




                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Evercel, Inc.:


We have audited the accompanying balance sheets of Evercel, Inc. as of October 31, 1999 and 1998, and the related statements of income (loss), changes in common shareholders' equity and cash flows for each of the years in the two-year period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evercel, Inc. as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended October 31, 1999, in conformity with generally accepted accounting principles.



/s/ KPMG LLP
    ---------------
    KPMG LLP

January 28, 2000
Stamford, CT




                                  EVERCEL, INC.
                                 Balance Sheets
                            October 31, 1999 and 1998
                 (Dollars in thousands except per share amounts)

                                                     1999              1998
                                                     ----              ----
ASSETS

Current assets:
   Cash and cash equivalents                       $ 1,820           $     1
   Accounts receivable                                 214                17
   Inventories                                         192                --
   Other current assets                                 56                --
                                                   -------           -------

       Total current assets                          2,282                18

Property, plant and equipment, net                   1,991               825
Other assets, net                                       17               333
                                                   -------           -------


       Total assets                                $ 4,290           $ 1,176
                                                   =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Notes payable                                   $    --           $   603
   Accounts payable                                    538                53
   Accrued liabilities                                 473                97
                                                   -------           -------

       Total current liabilities                     1,011               753


Shareholders' equity:

       Common stock, ($.01 par value);
         10,000,000 shares authorized: 2,861,045
         issued and outstanding in 1999                 29                --
       Additional paid-in capital                    8,006                --
       Note receivable from shareholder               (300)               --
       Accumulated deficit                          (4,456)               --
       Net assets of Battery Group                      --               423
                                                   -------           -------

          Total shareholders' equity                 3,279               423
                                                   -------           -------

Total liabilities and shareholders' equity         $ 4,290           $ 1,176
                                                   =======           =======


               The accompanying notes are an integral part of the
                              financial statements.

                                  EVERCEL, INC.
                           Statements of Income (Loss)
                      Years ended October 31, 1999 and 1998
                 (Dollars in thousands except per share amounts)



                                                     1999              1998
                                                     ----              ----

Revenues                                           $   196           $   438
Costs and expenses:
    Cost of revenues                                   694                87
    Administrative and selling                       2,244             1,805
    Depreciation and amortization                      181                45
    Research and development                         2,449             1,832
                                                   -------           -------

         Total costs and expenses                    5,568             3,769
                                                   -------           -------

Loss  from operations                               (5,372)           (3,331)

Interest income, net                                    90                --
Loss of nonconsolidated affiliate                      (36)               --
Other expense                                           (3)               --
                                                   -------           -------

Loss before income tax benefit                      (5,321)           (3,331)
Income tax benefit                                    (360)           (1,006)
                                                   -------           -------


Net  loss                                          $(4,961)          $(2,325)
                                                   =======           =======
Basic and diluted loss per share                   $ (2.23)          $ (1.67)
                                                   =======           =======

Basic and diluted shares outstanding              2,228,269         1,389,000(a)
                                                  =========         =========

(a) Represents the pro forma shares assumed to be outstanding as of October 31, 1998.


                 The accompanying notes are an integral part of
                           the financial statements.



                                                        EVERCEL, INC.
                                     Statements of Changes in Common Shareholders' Equity
                                            Years ended October 31, 1999 and 1998
                                                    (Dollars in thousands)

                              Shares        Common                                     Note            Net          Total
                                of           stock      Additional                  receivable      assets of       common
                              common          at          paid-in     Accumulated      from          Battery     shareholders'
                               stock          par         capital       deficit     shareholder       Group         equity
                               -----          ---         -------       -------     -----------       -----         ------

Balance at
  October 31, 1997                 --     $      --     $      --     $      --      $      --      $     211      $     211
Net loss                           --            --            --            --             --         (2,325)        (2,325)
Contribution from FCE              --            --            --            --             --          2,537          2,537
                            ---------     ---------     ---------     ---------      ---------      ---------      ---------

Balance at
  October 31, 1998                 --            --            --            --             --            423            423
Net intercompany
  activity                         --            --            --            --             --             96             96
Common stock issued         1,388,856            14            --            --             --            (14)            --
Stock issued under
  rights offering           1,388,856            14         7,507            --             --             --          7,521
Stock options exercised        83,333             1           499            --           (300)            --            200
Net loss post spin-off             --            --            --        (4,456)            --             --         (4,456)
Net loss pre-spin                  --            --            --            --             --           (505)          (505)
                            ---------     ---------     ---------     ---------      ---------      ---------      ---------

Balance at
  October 31, 1999          2,861,045     $      29     $   8,006     $  (4,456)     $    (300)     $       -      $   3,279
                            =========     =========     =========     =========      =========      =========      =========


                 The accompanying notes are an integral part of
                           the financial statements.




                                  EVERCEL, INC.
                            Statements of Cash Flows
                      Years ended October 31, 1999 and 1998
                             (Dollars in thousands)



                                                             1999         1998
                                                             ----         ----

Cash flows from operating activities:
  Net loss                                                 $(4,961)     $(2,325)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                            181           45
      (Increase) decrease in operating assets:
        Accounts receivable                                   (197)          16
        Inventories                                           (192)          --
        Other current assets                                   (56)          42
Increase (decrease) in operating liabilities:
  Accounts payable                                             485           36
  Accrued liabilities                                          376           32
  Other                                                        290         (332)
                                                           -------      -------

    Net cash used in operating activities                   (4,074)      (2,486)
                                                           -------      -------


Cash flows from investing activities:
  Capital expenditures                                      (1,321)        (652)
                                                           -------      -------


    Net cash used in investing activities                   (1,321)        (652)
                                                           -------      -------

Cash flows from financing activities:
  Borrowings from FCE                                           --          603
  Repayment to FCE                                            (603)          --
  Proceeds from common stock issued                          7,721           --
  Contributions from Fuel Cell Energy                           96        2,536
                                                           -------      -------

    Net cash provided by financing activities                7,214        3,139
                                                           -------      -------

Net increase in cash and cash equivalents                    1,819            1
Cash and cash equivalents-beginning of year                      1           --
                                                           -------      -------


Cash and cash equivalents-end of year                      $ 1,820      $     1
                                                           =======      =======
Cash paid during the period for:
  Interest                                                 $    18           --
  Income taxes                                                  --           --



                 The accompanying notes are an integral part of
                           the financial statements.


                                  EVERCEL, INC.
                          Notes to Financial Statements
                            October 31, 1999 and 1998
                 (dollars in thousands except per share amounts)

(1)    BASIS OF PRESENTATION

The accompanying financial statements represent the financial position and results of operations of FCE's Battery Group as of and for the twelve months ended October 31, 1998. The financial statements as of and for the year ended October 31, 1999 reflect the financial position of Evercel, Inc. at October 31, 1999 and include the results of operations of FCE's Battery Group for the period from November 1, 1998 through February 21, 1999 and the results of operations of Evercel, Inc. from February 22, 1999 through October 31, 1999.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Evercel, Inc. (the "Company") is engaged in the design and manufacture of innovative, patented Ni-Zn rechargeable batteries, as well as the research and design of other advanced battery technologies. The Company believes the Ni-Zn battery has commercial applications in markets requiring long cycle life, light weight and relative cost efficiency.

SPIN-OFF FROM FUELCELL ENERGY

On February 16, 1999, FCE transferred the principal assets, intellectual property and liabilities related to its Battery Group to form Evercel, Inc. FCE distributed to its stockholders in a tax-free distribution one share of Evercel Common Stock for every three shares of Common Stock of FCE held on the record date of February 22, 1999. On April 5, 1999, the Company completed a rights offering of its shares at $6.00 per share and began trading on the NASDAQ Small Cap market and Boston Stock Exchanges. As part of the spin-off of the Company, FCE transferred capital assets (net), prepaid spin-off costs, accounts receivable and short-term liabilities amounting to $1,228,000, $501,000, $36,000 and $1,096,000, respectively.

In conjunction with the spin-off, the Company and FCE agreed that all expenses and costs incurred by the Company in meeting the obligations under the License Assistance Agreement shall be solely those of the Company, and FCE shall not be liable for their payment. The Company will account for its involvement in the Joint Venture under the License Assistance Agreement in a manner similar to the equity method of accounting. On February 22, 1999, the effective date of the spin-off, FCE deconsolidated the financial statements of the Company and the Joint Venture from its consolidated financial statements.

YEAR-END CHANGE

On October 6, 1999, the Board voted that the Company change its fiscal year-end from October 31 to December 31.

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and a subsidiary of FCE: Xiamen Three Circles - ERC Battery Corp., a 50.5% owned joint venture formed between FCE and Xiamen Three Circle Co., Ltd. As part of the Distribution Agreement, the Company has been assigned all of FCE's rights and obligations related to the Joint venture and accounts for the earnings or losses in a manner similar to the equity method of accounting.

CASH AND CASH EQUIVALENTS

Cash equivalents consist primarily of money market deposits with financial institutions.

INVENTORIES

Inventories consist principally of raw materials and are stated at the lower of cost or market.

                                  EVERCEL, INC.
                          Notes to Financial Statements
                            October 31, 1999 and 1998
                 (dollars in thousands except per share amounts)

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation provided on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease. When property is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period.

INTELLECTUAL PROPERTY

Intellectual property including patents and know-how is carried at no value

STOCK OPTION PLAN

The Company follows Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal years beginning after December 15, 1994 as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the recognition provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

EARNINGS PER SHARE (EPS)

Basic earnings per share are based upon the weighted average common shares outstanding during the period. The Company has computed dilutive EPS without consideration to potentially dilutive instruments due to the losses incurred by the Company. If the Company had computed dilutive shares considering dilutive instruments, the fully diluted shares outstanding would have been 3,093,261 and 1,389,000 at October 31, 1999 and 1998, respectively and fully diluted EPS would have been $2.12 and $1.67, respectively.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.




                                  EVERCEL, INC.
                          Notes to Financial Statements
                            October 31, 1999 and 1998
                 (dollars in thousands except per share amounts)

Prior to the Distribution, the Battery Group was included in the consolidated tax filings of FCE. The provision for income taxes of the Company represents an allocation of a portion of the FCE consolidated U.S. federal income tax provision to the battery group for the period during which the Company was a part of FCE. The allocated tax provision is determined based upon the income or loss of each group as if a separate tax return was filed. If FCE is unable to recognize the tax benefit of an operating loss generated by a group through offset of the loss against income of other members of the consolidated group, or carryback of the loss to reduce prior year's consolidated taxable income, such benefit is not allocated to the group. To the extent that FCE is subsequently able to recognize previously unrecorded tax benefits relating to losses of a group, the benefit is allocated to that group, as the group generates future taxable income up to the amount of prior losses giving rise to the unrecognized tax benefit.

ACCOUNTING CHANGES

Financial Accounting Standards Board ("FASB") Statement No. 130 - Effective November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the Company, comprehensive income (loss) is the same as net income (loss).

During 1998, the American Institute of Certified Public Accountants ("AICPA") released its Statement of Position No. 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Statement of Position No. 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities," both of which are effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that the costs related to the preliminary project stage and the post-implementation stage of an internal-use computer software development project be expensed as incurred. SOP 98-5 requires that the costs of start-up activities be expensed as incurred. SOP 98-5 requires companies to report the initial application of the standard as a cumulative effect of an accounting change. The Company is not required to adopt these standards until fiscal 2000. Management believes that the adoption of these standards will not have a material effect on the Company's results.

(3)    JOINT VENTURES AND LICENSE AGREEMENTS

In February 1998, FCE entered into a license agreement (the "Nan Ya License Agreement") with a joint venture between Nan Ya Plastics Corporation of Taiwan, a Formosa Plastics Group company, and Xiamen Three Circles Co., Ltd. of Xiamen, China for the use of the Company's Ni-Zn batteries in EV/HEVs in China, Taiwan, Hong Kong and Macao on an exclusive basis and for certain other Southeast Asian countries on a non-exclusive basis. The license agreement calls for the payment of $5 million in three stages and a royalty for the exclusive and non-exclusive territories. The payments include $1.5 million received by FCE in 1998, of which $1.3 million and $0.2 million, respectively were recorded on FCE's financial statements in 1999 and 1998. A further $2 million is to be paid to the Company based on completion of cycle life testing that was substantially achieved in October, 1999 and a final payment of $1.5 million to be paid to the Company upon completion of duplication of the battery at its facilities in China. The Nan Ya License Agreement provides that the Company has the right to invest the final payment in equity in the joint venture manufacturing and sales organization formed between Nan Ya Plastics and Xiamen Three Circles Co., Ltd.

In July 1998, FCE also entered into a Technology Transfer and License Contract (the "Three Circles License Agreement") with Xiamen Three Circles-FCE Battery Corp., Ltd. for the use of the Company's Ni-Zn batteries in electric bicycles, scooters, three-wheel vehicles, off-road vehicles, and miner's safety lamps in China on an exclusive basis and Southeast Asia on a non-exclusive basis. The license included an initial payment to FCE of $3 million. Pursuant to the Three Circles License Agreement, the Joint Venture must also pay the Company certain royalties based upon the net sales of Ni-Zn


                                  EVERCEL, INC.
                          Notes to Financial Statements
                            October 31, 1999 and 1998
                 (dollars in thousands except per share amounts)

batteries sold, leased or transferred in the applicable territories. In addition the Joint Venture may sub-license the Company's technology to third parties in China, Hong-Kong, Taiwan and Macao on a non-exclusive basis. In connection with the Three Circles License Agreement, FCE entered into a joint venture agreement with Xiamen Three Circles Co., Ltd., used this $3 million as its initial investment in the joint venture and subsequently contributed an additional $80,500 to receive a 50.5% share of the joint venture called Xiamen Three Circles-FCE Battery Corp. (the "Joint Venture"). Through October 31, 1999, the results of operations of the Joint Venture are immaterial.

(4)    ACCOUNTS RECEIVABLE

Accounts receivable at October 31, 1999 and 1998 consisted of the following:

                                              1999       1998
                                              ----       ----

     Chinese joint venture                   $ 195      $  --
     U.S. Government                            19         12
     Commercial customers (samples)              5          5
     Allowance for uncollectible amounts        (5)        --
                                             -----      -----

       Net Total                             $ 214      $  17
                                             =====      =====

(5)    INVENTORY

Net inventories as of October 31, 1999 and 1998 were $192 and $0, respectively. The gross inventory balance as of October 31, 1999 of $689 was reduced by $402 to reserve for costs involved with low volume production in order to maintain an appropriate market value and $95 for obsolescence. Inventories at October 31, 1999 consisted of the following:

                                       1999
                                       ----

     Raw materials                    $ 382
     Work in progress                   301
     Finished goods                       6
                                      -----

       Gross inventories                689

     Reserve for obsolescence           (95)
     Reserve for market valuation      (402)
                                      -----

       Net inventory balance          $ 192
                                      =====


                                  EVERCEL, INC.
                          Notes to Financial Statements
                            October 31, 1999 and 1998
                 (dollars in thousands except per share amounts)

(6)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at October 31, 1999 and 1998 consisted of the following:

                                                                  Estimated
                                           1999         1998      Useful Life
                                           ----         ----      -----------

     Machinery and equipment             $ 1,944      $ 1,068      3-8 years

     Furniture and fixtures                  204            9       10 years

     Leasehold improvements                  148           --        5 years

     Construction-in-progress                705          603
                                         -------      -------

                                           3,001        1,680
     Less, accumulated
       depreciation and amortization      (1,010)        (855)
                                         -------      -------

                                         $ 1,991      $   825
                                         =======      =======


(7)    OTHER ASSETS

Other assets at October 31, 1999 and 1998 consisted of the following:

                                1999         1998
                                ----         ----

     Rights offering costs     $   -       $  307
     Security deposits            17           14
     Organizational costs         --           12
                               -----       ------

       Total                   $  17       $  333
                               =====       ======

(8)    COMMITMENTS AND CONTINGENCIES

On January 15, 1999, the Company entered into a lease for five years with an option to extend for an additional five years. Minimum lease payments are $171,000 for the first three years (1999, 2000 and 2001) and increases to $178,000 in year four (2002) and $185,000 in year five (2003).

(9)    STOCK OPTION PLAN

The Board has adopted the 1998 Stock Option Plan. Under the terms of the Plan, options to purchase up to 325,000 (83,333 shares have been exercised) shares of common stock may be granted to officers, key employees and directors of the Company. Pursuant to the Plan, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to officers and key employees of the Company and may grant nonqualified options and stock appreciation rights to directors of the Company.

                                  EVERCEL, INC.
                          Notes to Financial Statements
                            October 31, 1999 and 1998
                 (dollars in thousands except per share amounts)

Stock options have restrictions as to transferability. The option exercise price shall be fixed by the Board but, in the case of incentive stock options, shall not be granted at an exercise price less than 100% of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are exercisable commencing one year after grant at the rate of 25% of such shares in each succeeding year.

In connection with the hiring of the Company's Chairman of the Board and Chief Executive Officer, options were granted to purchase 83,333 and 100,000 shares of the Company's common stock, respectively, at the purchase price of $6.00 per share (the market value at the date of the grant). In addition, the Company and FCE agreed to issue the Chairman of the Board one share of the Company's Common Stock for every 4.5 shares of FCE Common Stock which he purchases pursuant to his exercise of FCE Options. Under this agreement, an option has been granted to acquire a total of 83,333 shares of Common Stock at an exercise price based proportionally upon the relative fair market value of FCE Common Stock and the Company's Common Stock.

                    Risk free
             Dividend    Interest Rate   Expected        Volatility
     Year      rate         range          life            factor
     ----      ----         -----          ----            ------

     1999       0%        4.31-6.35%     10 years       .5495-.6225

The Company applies APB Opinion No.25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, the Company's net income would have be reduced to the pro forma amounts indicated below.
                                                         1999
                                                         ----
         Net loss:         As reported                $ (4,961)
                           Pro forma                    (5,480)

         Loss per share:   As reported - Basic        $  (2.23)
                           Pro forma - Basic             (2.46)

Pro forma net income reflects only options granted in 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No.123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period, generally 4 years.

The following table summarizes the plan activity for the years ended October 31, 1999:

                                          Number      Weighted average
                                        of options      option price
                                        ----------      ------------

     Outstanding at October 31, 1998           --            --
       Granted                            325,882        $ 6.94
       Exercised                          (83,333)         6.00
       Cancelled                          (10,333)        11.44
                                         --------        ------

     Outstanding at October 31, 1999      232,216        $ 7.08
                                         ========        ======

     There were 87,499 options exercisable at February 8, 2000.

                                  EVERCEL, INC.
                          Notes to Financial Statements
                            October 31, 1999 and 1998
                 (dollars in thousands except per share amounts)

(10)   EMPLOYEE BENEFITS

Subsequent to October 31, 1999, the Company started a defined contribution 401(K) plan ("The Safe Harbor Plan"). The plan provisions provides for the Company to contribute to The Safe Harbor Plan the amount the employee contributes up to a maximum 3% of gross W-2 earnings. In fiscal 1999, the company participated in the FCE Capital Accumulation Plan. The Company charged $2 and $28 to this plan in 1999 and 1998, respectively. The Company also participated in the FCE Pension Plan in 1998, to which the Company contributed $33.

(11)   INCOME TAXES

The components of income tax expense (benefit) were as follows for the years ended October 31, 1999 and 1998:

                                    1999         1998
                                    ----         ----
     Current:
       Federal                    $  (315)     $(1,006)
       State                          (45)          --
                                  -------      -------

                                     (360)      (1,006)
                                  -------      -------

     Deferred:
       Federal                         --           --
       State                           --           --
                                  -------      -------

     Total income tax benefit     $  (360)     $(1,006)
                                  =======      =======

The reconciliation of the statutory income tax rate to the Company's effective income tax rate for the years ended October 31, 1999 and 1998 was as follows:

                                             1999       1998
                                             ----       ----

     Statutory Federal
       income tax rate                      (34.0%)    (34.0%)
     Nondeductible expenditures              (0.4%)      3.8%
     State tax, net of federal benefit       (0.9%)       --
     Valuation Allowance                     28.5%        --
                                           ------     ------

     Effective income tax rate               (6.8%)    (30.2%)
                                           ======     ======


                                  EVERCEL, INC.
                          Notes to Financial Statements
                            October 31, 1999 and 1998
                 (dollars in thousands except per share amounts)

The Company's deferred tax assets and liabilities consisted of the following at October 31, 1999 and 1998:


                                                 1999         1998
                                                 ----         ----

     Deferred tax assets:
       Incentive bonuses                       $     6      $    --
       Vacation accrual                             15           --
       Net operating loss carryforwards          1,929           --
                                               -------      -------

     Gross deferred tax assets                   1,950           --
       Valuation allowance                      (1,937)          --
                                               -------      -------

       Deferred tax assets after
         Valuation allowance                        13           --
                                               -------      -------

     Deferred liability -
       Accumulated depreciation                    (30)         (17)
                                               -------      -------

       Gross deferred tax liability                (30)         (17)
                                               -------      -------

       Net deferred tax assets/(liability)     $   (17)     $   (17)
                                               =======      =======

The Company has a federal net operating loss carryforward of approximately $4.4 million, which will expire in 2019.

(12)   SUBSEQUENT EVENTS

On December 16, 1999 the Company raised $6.6 million in capital through the private placement of equity securities and a commitment from these investors for an additional $3.3 million, at Evercel's option (the "Private Placement"), for manufacturing expansion in the United States, working capital and general corporate purposes. Investors in the Private Placement received 264,000 Shares of Series A Convertible Preferred Stock at an issue price of $25 per share, with a dividend of 8 percent payable in additional Preferred Shares or in cash, which are convertible to Common shares at a conversion price of $13.75. The Preferred Shares are callable by the Company three years following the issue date, or at any time one year following the issue date if certain Common stock price levels are reached. Each Preferred Share also carries a five-year warrant, which is exercisable into one share of Common stock at $16.50 per Share. The warrants are callable at any time after one year following the issue date if certain Common stock price levels are reached during the warrant's five-year period. Each owner of Series A Shares is subject to a call by the Company to purchase Series B Convertible Preferred Shares in an amount equal to 50 percent of their investment in Series A. The call by the Company expires August 31, 2000.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Jerry D. Leitman ......  57   Chairman
Robert L. Kanode ......  49   President, Chief Executive Officer and Director
Bernard S. Baker.......  63   Director
Thomas L. Kempner .....  72   Director
William A. Lawson .....  65   Director
Warren D. Bagatelle ...  61   Director
James D. Gerson .......  56   Director
Robert Gable ..........  69   Director
John H. Geutfrend .....  70   Director
Allen Charkey .........  58   Executive Vice President, Chief Operating Officer
                                and Director
Joseph G. Mahler ......  47   Acting Chief Financial Officer, Treasurer and
                                Secretary


Jerry D. Leitman has been the Chairman of the Company since its formation. He has been President, Chief Executive Officer and a Director of FCE since August 1997. Mr. Leitman was previously President of ABB Asea Brown Boveri's global air pollution control businesses from 1992 to 1995. Prior to joining ABB Mr. Leitman was Group Executive Vice President of FLAKT AB, a Swedish multinational, responsible for FLAKT's worldwide industrial businesses from 1989 to 1992. Mr. Leitman is also a Director and a member of the Audit Committee of Esterline Technologies Inc.

Robert L. Kanode has been President and Chief Executive Officer of Evercel, Inc. since April 1999. Prior to joining Evercel Mr. Kanode served as President of Varta Batteries North America. Mr. Kanode also held numerous positions with IBM and the IBM ThinkPad team and other permanent and consulting positions focused on electronic manufacturing and operations.

Bernard S. Baker has been a director of the Company since September 1998. He joined FCE in 1970 and was President of FCE from 1973 to August 1997 when he became Chairman of the Board of Directors and a consultant to FCE. He was Chief Executive Officer and a Director of FCE from March 1992 to August 1997. He received a Ph.D from the Illinois Institute of Technology in 1969, and was a Fulbright Fellow at the Laboratory for Electrochemistry at the University of Amsterdam subsequent to his receiving his Master of Science in Chemical Engineering from the University of Pennsylvania in 1959.

Thomas L. Kempner has been a director of the Company since September 1998. He has been Chairman and Chief Executive Officer of Loeb Partners Corporation since 1979 and a general partner of Loeb Investors Co. LXXV, an affiliate of Loeb Partners Corporation and an investment partnership. Mr. Kempner is a director of Alcide Corporation, IGENE Biotechnology, Inc., Intermagnetics General Corporation, CCC Information Services Group, Inc., and Roper Starch Worldwide, Inc. and director emeritus of Northwest Airlines, Inc. Mr. Kempner is a director of FCE and was the Chairman of the Board of Directors of FCE from March 1992 to August 1997.

William A. Lawson has been a director of the Company since September 1998. He has been President since 1987 of W.A. Lawson Associates, an industrial and financial consulting firm. Mr. Lawson has been Chairman of the Board of Directors of Newcor, Inc. since March 1991, and Chairman and Chief Executive Officer of Bernal International Inc. since March 1997 (formerly Atlantic Eagle Inc.). Mr. Lawson is a director of FCE.

Warren D. Bagatelle has been a director of the Company since September 1998. He has been a Managing Director of Loeb Partners Corporation since 1988. Mr. Bagatelle is a director of FCE and of Genisys Reservation Systems, Inc. (formerly Corporate Travel Link, Inc.) which owns and operates an internet travel business.

James D. Gerson has been a director of the Company since September 1998. He has been Vice President of Fahnestock & Co., Inc. since March 1993. Mr. Gerson also serves as a director of FCE, Ag Services of America, Inc. and American Power Conversion Corp.

Robert Gable has been a director since November 1999. He is the former chairman of the board and chief executive officer of Unitrode Corporation.

John H. Gutfreund has been a director since January 2000. He is the former chairman and chief executive officer of Salomon Brothers Inc., and former vice chairman of the New York Stock Exchange.

Allen Charkey has been a director of the Company since its formation and Executive Vice President and Chief Operating Officer since October 1998. He joined FCE in 1970 and held various positions of increasing responsibility at FCE and was Vice President of the Battery Group from January 1997 until October 1998. Prior to joining FCE, Mr. Charkey was employed by Yardney Electric Corporation from 1963 to 1970 as a battery scientist.

Joseph Mahler joined the Company in October 1998 as Acting Chief Financial Officer, Treasurer and Secretary and as Vice President, Chief Financial Officer, Corporate Secretary and Treasurer of FCE. Prior to joining FCE, Mr. Mahler was Vice President-Chief Financial Officer at Earthgro, Inc. from 1993 to 1998 and prior to that, he was a Partner at Ernst & Young.


ITEM 10.  EXECUTIVE COMPENSATION

                                      FISCAL                         ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR       SALARY     BONUS   COMPENSATION
---------------------------           ----       ------     -----   ------------

Robert L. Kanode (1)
  President, Chief Executive Officer  1999      $129,816   $20,000   $    -
Allen Charkey
  Executive Vice President,
  Chief Operating Officer             1999 (2)   152,136    25,500    5,167 (3)

(1) Mr. Kanode joined Evercel as President and Chief Executive Officer on April 5, 1999.

(2)  Includes Compensation as an employee of FCE prior to February 16, 1999.

(3) Represents contributions during the time the executive was employed by FCE Defined Contribution Pension Plan of approximately 4% of total annual compensation and employer contributions to the FCE Section 401(k) Plan of approximately 5% of total annual compensation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                     AMOUNT AND NATURE
                                      OF BENEFICIAL          PERCENT
NAME                                  OWNERSHIP(1)           OF CLASS
----------------------------          ------------           --------


Warren D. Bagatelle                      357,186(2)           12.5%
c/o Loeb Partners Corp.
61 Broadway
New York, NY 10006

James D. Gerson                          306,515(3)           10.7%
c/o Fahnestock and Co.
780 3rd Avenue
New York, NY 10017

Thomas L. Kempner                        264,108(2)            9.2%
c/o Loeb Partners Corp.
61 Broadway
New York, NY 10006

Loeb Partners Co. LXXV                   264,108(2)            9.2%
61 Broadway
New York, NY 10006

Jerry D. Leitman                         133,000(4)              *

Robert L. Kanode                          26,000(5)              *

William A. Lawson                         25,610                 *

Bernard S. Baker                          11,344                 *

Allen Charkey                              8,333(6)              *

Joseph G. Mahler                           4,167(6)              *

Robert Gable                                  --                 *

John H. Geutfrend                             --                 *
                                         -------             -----

All Directors and Executive Officers
  as a Group (11 persons)                872,155              29.7%
                                         =======             =====

*   Less than one percent

(1) Unless otherwise noted, each person identified possesses sole voting and investment power with respect to the shares listed.

(2) Messrs. Bagatelle and Kempner, by virtue of being general partners of Loeb Investors Co. LXXV, may each be deemed to beneficially own the shares of Loeb Investors Co. LXXV. Each of Mr. Kempner and Mr. Bagatelle is a member of a group, as that term is used in Section 13(d) of the Exchange Act, which group, in the aggregate, owns 264,108 shares of Common Stock.

(3) Mr. Gerson's shareholdings include 24,266 shares held by his wife, Barbara Gerson as Custodian for two minor children and also includes 10,532 shares held by a private foundation, of which Mr. Gerson is President and a Director. Mr. Gerson disclaims beneficial ownership of the securities held by his wife and of the private foundation. Mr. Gerson also holds 50,000 shares in a Company in which he is Chairman.

(4) Mr. Leitman's shareholdings include 50,000 shares of Common Stock which may be acquired pursuant to the currently exercisable options issued under an FCE option plan.

(5)  Includes 25,000 stock options which vest on March 23, 2000.

(6)  Stock options which vested on December 11, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company engages in transactions provided by FCE through the Services Agreement that totaled $378,000 in the fiscal year ended October 31, 1999 (See "RISK FACTORS-Risk of Relying on FCE" and "Spin-off from Fuel Cell Energy"). The Company also treats the Joint Venture as a third party although it has been assigned the rights FCE's 50.5% ownership through the License Assistance Agreement. In the fourth fiscal quarter of 1999, the Company sold raw materials to the Joint Venture which totaled $195,000 in revenues. There was no profit on this sale.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS TO THE 10-K
                                                        Method of
Exhibit No.   Description                                 Filing
--------------------------------------------------------------------------------

3.1 Form of Amended and Restated Certificate of Incorporation of the Company. (incorporated by reference to exhibit of the same number contained in the Company's SB-2/A Amendment 2 dated February 9,
              1999)

3.2 Form of Restated By-Laws of the Company. (incorporated by reference to exhibit of the same number contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

4.1 Form of Specimen Stock Certificate. (incorporated by reference to exhibit of the same number contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

10.10 Distribution Agreement between the Company and FCE. (incorporated by reference to exhibit 10.1 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

10.11 Services Agreement between the Company and FCE. (incorporated by reference to exhibit 10.2 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

10.12         License Assistance Agreement between the Company and FCE.
              (incorporated by reference to exhibit 10.3 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

10.13 Tax Sharing Agreement between the Company and FCE. (incorporated by reference to exhibit 10.4 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

10.2 Evercel, Inc. 1998 Equity Incentive Plan (incorporated by reference to exhibit 10.5 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

10.30 *Employment Agreement between Evercel, Inc. and the President and Chief Executive Officer, dated March 23, 1999 .

10.31 *Employment Agreement between Evercel, Inc. and the Executive Vice-President and Chief Operating Officer. (incorporated by reference to exhibit 10.91 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999)

10.40 **Technology Transfer and License Agreement between the Fuel Cell Energy (formerly Energy Research Corporation) and the Joint Venture owned jointly by the Xiamen Daily-Used Chemicals Co., Ltd. of China and Nan Ya Plastics Corporation of Taiwan, dated February 21, 1998 (incorporated by reference to exhibit 10.6 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

10.41 **Technology Transfer and License Contract, dated May 29, 1998 Ni-Zn Battery Technology among Xiamen-ERC Battery Corp., Ltd. and Xiamen Daily-Used Chemicals Co., Ltd. and the Company (incorporated by reference to exhibit 10.7 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

10.42 **Cooperative Joint Venture Contract, dated as of July 7, 1998, between Xiamen Three Circles Co., Ltd. and the Fuel Cell Energy Corporation (formerly Energy Research Corporation) for the establishment of Xiamen Three Circles-FCE Battery Corp., Ltd., Sino Foreign Manufacturing Joint Venture (incorporated by reference to exhibit 10.8 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

23.1          Consent of KPMG LLP

27            Financial data schedule

*    Management Contract or Compensatory Plan or Arrangement

**   Confidential Treatment has been granted for portions of this document.

(b) REPORTS ON FORM 8-K.
    None

                                     PART IV

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERCEL, INC.


/s/ ROBERT L. KANODE
    --------------------

Robert L. Kanode, President, Chief Executive Officer

Dated: February 8, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    CAPACITY                           DATE
---------                    --------                           ----

/s/ JERRY D. LEITMAN
    --------------------   Chairman of the Board                February 8, 2000
Jerry D. Leitman


/s/ ROBERT L. KANODE
    --------------------   President, Chief Executive Officer   February 8, 2000
Robert L. Kanode           (Principal Executive Officer)


/s/ ALLEN CHARKEY
    --------------------   Executive Vice-President, Chief      February 8, 2000
Allen Charkey              Operating Officer


/s/ JOSEPH G. MAHLER
    --------------------   Acting Chief Financial Officer       February 8, 2000
Joseph G. Mahler           Corporate Secretary, Treasurer
                           (Principal Accounting and Financial
                           Officer)

/s/ WARREN D. BAGATELLE
    --------------------   Director                             February 8, 2000
Warren D. Bagatelle

/s/ ROBERT GABLE
    --------------------   Director                             February 8, 2000
Robert Gable

/s/ JAMES D. GERSON
    --------------------   Director                             February 8, 2000
James D. Gerson

/s/ JOHN H. GUTFREUND
    --------------------   Director                             February 8, 2000
John H. Gutfreund

/s/ THOMAS L. KEMPNER
    --------------------   Director                             February 8, 2000
Thomas L. Kempner

/s/ WILLIAM A. LAWSON
    --------------------   Director                             February 8, 2000
William A. Lawson


                           Director                             February 8, 2000
Bernard S. Baker