Form 10-K
period 1999-12-31
EVERCEL INC
filed 2000-03-30
CIK 1071119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     Mark One
     --------

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended:_______________

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from: NOVEMBER 1, 1999 TO DECEMBER 31, 1999

                         Commission File Number: 0-24852



                                  EVERCEL, INC.

             (Exact Name of Registrant as Specified in Its Charter)

                         ------------------------------

               DELAWARE                                  06-1528142
     (State or Other Jurisdiction                     (I.R.S. Employer
          of Incorporation or                      Identification Number)
             Organization)

                                2 LEE MAC AVENUE
                           DANBURY, CONNECTICUT 06810
                                 (203) 825-3900
               (Address, Including Zip Code, and Telephone Number,
        Including Area Code, of Registrant's Principal Executive Offices)
                         ------------------------------
             ROBERT L. KANODE, PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                  EVERCEL, INC.
                                2 LEE MAC AVENUE
                           DANBURY, CONNECTICUT 06810
                                 (203) 825-3900

            (Name, Address Including Zip Code, and Telephone Number,
                   Including Area Code, of Agent For Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

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

Yes [X] No [ ]



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[  ]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $108,679,220, which is based on the closing price of $26.00 on March 26, 2000. On March 26, 2000 there were 5,733,258 shares of Common Stock of the registrant issued and outstanding.

                                  EVERCEL, INC.

                                      INDEX
                                      -----

                                                                           Page
           Description                                                    Number
           -----------                                                    ------

PART I
------

  Item 1   Business                                                          4
  Item 2   Properties                                                       25
  Item 3   Legal Proceedings                                                25
  Item 4   Submission of Matters to a Vote of Security Holders              25

PART II
-------

  Item 5   Market for the Registrant's Common Equity
             and Related Stockholder Matters                                26
  Item 6   Selected Financial Data                                          27
  Item 7   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      28
  Item 7A  Quantitative and Qualitative Disclosures about Market Risk       32
  Item 8   Financial Statements and Supplementary Data                      32
  Item 9   Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure                                       32

PART III
--------

  Item 10  Directors and Executive Officers of the Registrant               33
  Item 11  Executive Compensation                                           36
  Item 12  Security Ownership of Certain Beneficial Owners and Management   38
  Item 13  Certain Relationships and Related Transactions                   41

PART IV
-------

  Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K  42


Signatures                                                                  45

                      FORWARD-LOOKING STATEMENT DISCLAIMER

When used in this Report, the words "expects", "anticipates", "estimates", "should", "will", "could", "would", "may", and similar expressions are intended to identify forward-looking statements. Such statements include statements relating to the Evercel's continued development and commercialization schedule for its patented nickel-zinc ("Ni-Zn") rechargeable battery technology and its joint venture partners, expansion plans, licensing opportunities, the expected cost competitiveness of its technology, and the timing and availability of products under development. These and other forward-looking statements contained in this Report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including, without limitation, general risks associated with product development and introduction, changes in worldwide environmental laws and policies, potential volatility of material costs, government appropriations, rapid technological change, and competition, as well as other risks. The forward-looking statements contained herein speak only as of the date of this Report. Evercel Inc. (the "Company") expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         We have developed the first rechargeable nickel-zinc battery with commercially acceptable cycle life. We are introducing this product to domestic and international markets. We believe that our patented, independently tested and proven technology is superior to the competing battery technologies in our target markets. During 2000, we intend to manufacture and sell our rechargeable batteries principally in two premium markets:

         o The scooter market, with 1999 estimated worldwide sales of 6,000,000 new gas and electric powered scooters; and

         o The electric trolling motor market, primarily focused on sportfishing boats, with 1999 estimated sales of 3,000,000 batteries.

         We are producing smaller batteries for the scooter market through our Chinese joint venture, the Xiamen Three Circles-ERC Battery Corp., Ltd. (the "Joint Venture") in Xiamen, People's Republic of China ("PRC"). We intend to produce larger batteries in the United States for use with trolling motors. The Joint Venture has received its first commercial order from an unaffiliated scooter manufacturer to supply batteries for 1,500 scooters. We expect the Joint Venture to begin shipping these batteries during the second quarter of 2000.

         We are focusing our marketing efforts on specialty applications where our technology has significant competitive advantages and where the channels of distribution are relatively narrow, such as the scooter and the trolling motor market. During our initial product launch of our scooter batteries, we believe that the Joint Venture will effectively and quickly generate high volume sales to scooter manufacturers in geographically diverse markets.

         We believe our batteries have a variety of other applications. We have developed and are prepared to market batteries for lawn equipment. We are currently developing batteries for neighborhood electric vehicles and electric bicycles. In addition, we intend to develop batteries for additional applications, such as uninterruptible power supplies, which use both nickel-zinc and alternative chemistries.

OUR PRODUCTS

         Our proprietary nickel-zinc rechargeable battery is the result of over 30 years of research and a substantial investment in the development of advanced battery technologies. We believe that our technology resulting from this investment has created significant barriers for competition to enter the market. Our manufacturing process and patented technology allow us to produce batteries with the following unique combination of characteristics:

         o High specific energy and specific power content relative to the weight of the battery;

         o Sustained performance at high depths of discharge over the life of the battery;

         o   Low material costs;

         o   Maintenance free, sealed unit construction; and

         o   Recyclable and environmentally acceptable for landfill disposal.

         These characteristics combine to result in a high-power, low-weight, low-maintenance battery with a lower lifetime cost when compared to other technologies in our target markets.

VERIFICATION OF OUR TECHNOLOGY

         From June 1999 to February 2000, JBI Corporation, an internationally recognized independent testing laboratory, conducted a discharge test on two of our batteries under controlled conditions. JBI repeatedly discharged 80% of the full energy of our batteries. At the conclusion of the test in February 2000, our batteries had run for over 500 cycles and the batteries' capacity remained at over 80% of the original strength. Each cycle is one discharge and one charge. We believe that this independent test result is evidence of our success in developing the first commercially viable nickel-zinc battery.

         During 1999, the Nan Ya Plastics Division of Formosa Plastics Corporation conducted an internal test program for our nickel-zinc battery. The objective of its testing was to confirm our claims of performance and cycle life. The testing was considered successful by Nan Ya in December 1999 with over 600 cycles completed at an 80% depth of discharge.

         In late 1999, the Nan Ya Plastics Division submitted one of our batteries to the Taiwan Government Laboratory for testing in accordance with the Government of Taiwan Incentive Standard for Electric Scooters. This test simulates a severe driving environment for a scooter. The results of this test, completed in December 1999, showed that our battery in simulation exceeded 14,000 kilometers while the closest competitor traveled only 4,000 kilometers. As a result, scooter manufacturers installing our battery will receive the highest subsidy allowed under Taiwan government regulations for the year 2000.

         Currently, additional testing of our batteries is being conducted by potential customers and other independent sources.

MARKET OPPORTUNITY

         In most deep discharge applications where the battery functions as the primary power source, we believe our nickel-zinc batteries will offer superior performance and lower lifetime cost than any other battery chemistries.

         THE SCOOTER MARKET

         The scooter market consisted in 1999 of estimated worldwide sales of 6,000,000 new gas and electric-powered scooters. The scooter market primarily exists in the PRC, Southeast Asia, Japan and Europe. Of these sales of new scooters, we estimate that approximately 5% of these scooters were electric powered. The scooters which will initially use our technology will require a battery which will be priced at approximately $900. Within the scooter market, we expect that the overwhelming majority of our sales will be direct sales to scooter manufacturers, with a small aftermarket for battery sales directly to consumers.

         The scooter market is a good fit for our technology because of the particular characteristics of our batteries. Electric scooters require a power source capable of providing adequate acceleration and load carrying through high energy content at a low weight. Our technology enables scooter manufacturers to incorporate a high energy power source relative to the weight of the battery. The deep cycle capability of our technology provides significantly longer total range than lower cost technologies. We believe the cost of ownership of our battery over its entire life is less than other available technologies.

         We believe that the electric scooter market is expanding due to global pollution concerns, increasing gasoline prices and restrictions on noise pollution. For example, the government of Taiwan has mandated that a minimum of 2% of all new scooters produced be electric. Additionally, the Italian government has provided for subsidies at the local and national level and has initiated inner city travel restrictions for gas powered engines.

         THE TROLLING MOTOR MARKET

         The electric trolling motor market exists almost exclusively in the United States and specifically within the sportfishing industry. This market included estimated sales in 1999 of 3,000,000 lead acid batteries priced at $100 to $300.

         We expect that our trolling motor batteries will be priced at $600. Our batteries will require a high-performance charger costing an additional $100 to $300. In addition, we intend to offer a warranty which is superior to existing warranties for trolling motor batteries.

         Direct consumer sales make up 99% of the total trolling motor market and therefore, we expect that our initial sales of trolling motor batteries will be direct to the sportfisherman. In addition, we are working on building relationships with premium boat manufacturers and expect that our market will expand to include wholesale revenues. We believe, that due to the popularity of sport fishing, consumers are willing to spend in excess of $600 for a premium trolling motor battery which will facilitate longer fishing and lower maintenance costs. Our technology provides a deep discharge cycle life which extends the total hours of trolling. Other advanced technologies such as lithium-ion and nickel-metal hydide are not practical in this market due to their cost. Our maintenance-free design and fast-charge capability also increase the value of our battery.

         FUTURE MARKETS

         Our technology lends itself to many other applications. We believe the electric bicycle market, the majority of which is in the PRC and Japan, will benefit from our technology. The same strengths that make the scooter market accessible to our battery apply also to the electric bicycle market. We believe that over 40 million bicycles are produced annually in the PRC, and a small percentage of those are expected to be electric. Other potential applications include lawn equipment, low speed neighborhood vehicles and wheelchairs, the general marine market (outside the trolling market) and uninterruptible power supplies. Each of these markets varies in size from a few thousand units annually for neighborhood electric vehicles to the $1.8 billion annual market for uninterruptible power supplies. Our technology will be able to address specialized segments of these markets well.

         We expect to develop our technology to expand into additional markets as opportunities arise. Certain states, including Arizona and Colorado, are strengthening environmental laws and granting consumer rebates for purchasing electric vehicles, and we expect this trend to continue. As the market for mass produced electric vehicles grows in the United States, we believe that we are well positioned to be a major participant in this market.

BUSINESS STRATEGY

         Our goal is to commercially introduce our battery technology to the motive power market on a large scale. We intend to accomplish this by penetrating the premium market segments particularly suited for our current products and, in particular, the scooter and trolling motor markets. We intend to reach this goal by leveraging our strengths to achieve the following specific benchmarks:

         o Establish Evercel as a premium brand name in the motive power and rechargeable battery markets;

         o Create a manufacturing and distribution network capable of producing and shipping our products globally;

         o   Sell scooter batteries directly to equipment manufacturers;

         o Sell trolling motor batteries initially to the consumer to build brand awareness and then to premium boat manufacturers;

         o Continue to form strategic alliances such as joint ventures and licensing relationships;

         o License our technology to third parties in applications which are not part of our core businesses; and

         o Maintain our technical leadership and our technological market edge through continued research and development of nickel-zinc batteries as well as alternative battery chemistries.

         We believe that we can achieve these benchmarks by leveraging three core strengths of Evercel: our technology, relationships and management.

         TECHNOLOGY

         Through our focus on technical innovation in battery chemistry, we believe we have created proprietary products that are particularly well suited for our target markets. By modifying the preexisting technology relating to nickel-zinc batteries, we have developed and patented unique technologies that will permit scalable, high volume manufacture of our rechargeable batteries which. We believe our batteries have longer cycle life, are lighter in weight and lower in cost than comparable batteries currently available in our target markets. Despite the fact that the basic characteristics of nickel-zinc technology have been known for many years, our patents and proprietary production process create a significant barrier of entry for potential competition in our chosen market. Our batteries also have the additional advantage of lower environmental impact compared to lead-acid or nickel-cadmium batteries.

         RELATIONSHIPS

         We believe that one of our greatest strengths lies in our relationships and strategic alliances. To successfully commercialize our nickel-zinc technology, we intend to pursue a range of battery markets whose performance requirements match the attributes of our nickel-zinc batteries. However, since these markets have diverse technical and manufacturing specifications driven by differing applications, we will continue to rely on our relationships with our industry partners.

         In addition to the Joint Venture, we have created ties and licensing arrangements with Formosa Plastics, one of the largest manufacturing companies in Southeast Asia. We have also signed endorsement contracts with five well-known bass fishing professionals in the United States who regularly appear on television, both in competition and in instructional sportfishing programs. We expect that these endorsements will generate support for our products in the trolling motor market. Finally, we intend to continue to enter into joint venture agreements and license our technology to companies with established manufacturing or distribution capabilities in specific markets.

         MANAGEMENT

         Collectively, our management has over 80 years of experience in the battery, electrochemical and consumer electronics industries. This experience includes decades of research and development in batteries and consumer electronics and the successful rollout of both power source and consumer products. Our management has a proven track record of designing and constructing domestic and foreign manufacturing facilities capable of scalable production of consumer and technical products and then successfully marketing those products on a global basis.

HISTORY OF EVERCEL AND OUR TECHNOLOGY

         Our products are the culmination of decades of research in nickel-zinc battery technology. The rechargeable nickel-zinc battery was first patented in 1923, but until now the technology has never been commercially viable. During the early 1980's, extensive research and development efforts by other researchers to develop a nickel-zinc battery were not successful due to unacceptably short battery cycle life caused by dendrite formation and the solubility of the zinc electrode.

         We solved the short cycle life problem with our proprietary cell consisting of layers of positive (nickel) electrodes and negative (zinc) electrodes separated by both electrolyte absorptive layers and microporous separator layers. By sealing the battery cell and reducing the solubility of the zinc electrode, we have increased the cycle life of our batteries to commercially viable levels. This is evidenced by independent tests that have achieved more than 500 cycles per battery under deep discharge test standards. We believe that the average user will realize superior cycle life performance under normal operating conditions. Our patents reflect the methods we use to reduce the solubility, as well as the construction features of our sealed cell technology.

         Evercel operated as the battery business group of FuelCell Energy Inc. ("FuelCell"), formerly Energy Research Corporation, between 1970 and 1999. FuelCell's main business was the development of carbonate fuel cells, which were designed for stationary power systems. In February 1999, FuelCell made a tax-free distribution of our stock to its shareholders, which resulted in our current structure as an independent, publicly held company.

         While we were part of Energy Research Corporation, we focused primarily on the development and engineering of electricity production and storage by electrochemical means. Prior to becoming independent, our product sales emphasized high performance battery cells for the submarine, aerospace and military markets where application needs and engineering excellence outweighed the concerns of cost. We pursued several battery technologies, including silver-zinc, nickel-cadmium, and nickel-zinc. During the mid-1970's to early 1980's, we manufactured high energy density silver-zinc batteries for submarines and submersibles for both main propulsion and auxiliary power. During the 1980's, we were contracted by the United States Navy to develop nickel-cadmium batteries for nuclear submarines as well as the U.S. Department of Energy to develop nickel-zinc batteries for electric vehicles. Historically, we relied on corporate and government contracts for our revenue and as the source of internal research and development funds.

         We expect to continue working on improving the characteristics of our nickel-zinc batteries and are pursuing research and development of other rechargeable zinc battery technologies beyond our current nickel-zinc battery technology.

COMPETITIVE BATTERY TECHNOLOGIES

         There are two types of batteries, disposable and rechargeable batteries. Our nickel-zinc batteries are rechargeable. Rechargeable batteries can often be used in battery applications where disposable batteries are most commonly employed. Disposable batteries are, in most cases, too costly for widespread use in applications currently utilizing rechargeable batteries.

         No one rechargeable battery system is ideal for all applications. There are numerous performance variables that vary in importance by application. Important variables in our markets include:

         o   Specific energy (energy capacity per unit weight);

         o Specific power (how rapidly energy can be drawn from the battery relative to its weight);

         o Cycle life (which varies with discharge rate and depth of discharge, response to ambient temperatures, rate of self-discharge, charged and discharged shelf life, size, shape and design);

         o   Energy density (energy capacity per unit volume); and

         o   Cost of materials per kilowatt hour.

         We believe nickel-zinc technology is suitable for our target markets because of its potential to compete well in several rechargeable battery applications. The following chart illustrates the primary performance characteristics by which batteries are judged in our target markets and compares nickel-zinc to certain other competitive battery technologies:

                                        BATTERY PERFORMANCE CHARACTERISTICS

                                                                                    NICKEL-
                                NICKEL-                           NICKEL-            METAL           LITHIUM-
                                 ZINC          LEAD-ACID          CADMIUM           HYDRIDE            ION
                                 ----          ---------          -------           -------            ---
SPECIFIC ENERGY (WH/KG)        35-65(1)        20-30(1)           20-40(1)          40-65(1)           90(1)
                                 53(2)

SPECIFIC POWER (W/KG)           280(2)          200(4)             260(3)            190(3)           Low(3)

CYCLE LIFE (NUMBER OF DEEP      600(2)      250(1)-1,000(3)     300-2,000(1)       300-600(1)        60-300(3)
  DISCHARGE CYCLES)


ENERGY DENSITY (WH/L)          65-130(1)       40-80(1)           40-100(1)        105-185(1)         200(1)
                                 85(2)

COST OF MATERIALS ($/KWH)(4)    <= 250           <= 50             <= 300            <= 500           <= 800



-----------------------

(1) HANDBOOK OF BATTERIES, Edited by D. Linden (Second Edition) McGraw-Hill Publisher (1995).

(2) Nan Ya Test Report, dated December 1999, for 12-volt module (7-cell battery).

(3)  Battery Report on Power Sources (DSMA Battery Committee) (1997).

(4)  Evercel estimates.

         Our technology is well suited to our target markets due to the combination of the characteristics listed in the table above. Specific energy provides extra range or run-time given a realistic weight limit in a scooter or boat. Specific power provides the necessary acceleration for the vehicle to meet the expectations of the user or, in a marine application that does not require acceleration, the ability of the trolling motor to pull reliably in heavy wind or current. Energy density provides extra range or run time given a realistic size and configuration in a scooter or boat.

         In the scooter and trolling markets, the costs must be seen to be justified by cycle life. Cycle life directly affects the economics of paying more for a premium battery. Longer cycle life correlates to more miles in total range for a scooter or more total hours of trolling over the life of the battery. We expect that our battery will perform for at least five years when usage is measured by average fishermen. We believe that lead-acid trolling batteries require replacement annually. In the scooter market, the Taiwan government has tested our battery against lead-acid batteries. The results of these tests reflected that a scooter powered by our batteries traveled 3.5 times longer than scooters powered by lead-acid batteries.

         In addition to our nickel-zinc technology, the market for rechargeable batteries consists of lead-acid, nickel-cadmium, nickel-metal hydride and lithium-ion batteries.

         o LEAD-ACID batteries are the most common rechargeable batteries and are primarily used in automobile starting, uninterruptible power supplies and motive power applications such as golf carts and fork lifts. Although lead-acid is the lowest cost rechargeable technology currently available, these batteries are characterized by low cycle life and low energy density. In addition, these batteries must be recycled and are harmful to the environment.

         o NICKEL-CADMIUM is the oldest commercialized rechargeable system in the market, primarily used in power tools and uninterruptible power supplies. Nickel-cadmium is considered the most powerful and robust technology in the rechargeable battery marketplace. In the last decade, nickel-cadmium has increasingly been the subject of tightening environmental and workplace regulations and related pressures for recycling and mandatory collection due to the toxicity of cadmium as a principal component.

         o NICKEL-METAL HYDRIDE technology, primarily used in portable electronics, including mobile phones and computers, offers high energy density relative to nickel-cadmium. Although the metal hydride electrode is considered environmentally preferable to cadmium, nickel-metal hydride cells and batteries typically carry a cost premium that detracts from the appeal of this technology.

         o LITHIUM-ION batteries, primarily used in portable electronics, offer the highest energy density of all commercial rechargeable technologies available today. On a weight basis, the technology offers two to three times the energy content of nickel-cadmium and offers higher voltage than nickel-metal hydride or nickel-cadmium technologies. However, lithium-ion cells and batteries are expected to continue to be more expensive than our nickel-zinc technology.

COMPETITION

         Competition in our markets continues to be, and is expected to remain, intense. Competitors range from development stage companies to major domestic and international companies, many of which have resources significantly greater than ours. Several of these companies are attempting to develop commercial nickel-zinc batteries; however, we believe that their technology is less mature than ours.

         In our target scooter and trolling motor markets, we expect to compete against suppliers of rechargeable lead-acid and, to a lesser extent, nickel-cadmium and nickel-metal hydride batteries. We are competing on the basis of battery performance and economics, as well as stability, safety and environmental impact considerations.

         The scooter market is dominated by gasoline powered, internal combustion engines. However, electric, battery powered scooters are becoming popular with regulators, manufacturers and consumers alike. Our largest competitors in the battery market for scooters are Saft S.A. and Panasonic Corporation.

         The trolling motor battery market is supplied mainly by Delco Battery and Johnson Controls, Inc., who are producing and distributing lead-acid batteries. The major drawbacks of these batteries as compared to our nickel-zinc batteries are power retention, cycle life and ability to charge quickly relative to cycle life.

         We intend to compete only in the specialized markets, where we believe consumers are willing to pay a price premium for superior performance. Major suppliers of these batteries include Johnson Controls, Inc. and Exide Corporation. Several other battery manufacturers are attempting to develop and market higher performance versions of lead-acid batteries. We believe it is unlikely that those developments will match the performance of nickel-zinc batteries.

ENVIRONMENTAL IMPACT

         Nickel-zinc batteries are more environmentally acceptable than other commonly available rechargeable battery systems. Nickel-zinc batteries are recyclable. In addition, nickel-zinc batteries contain no cadmium or mercury, which are difficult to dispose of under current environmental regulation. Although our nickel-zinc battery does contain a limited amount of lead in the negative electrode, it has passed Environmental Protection Agency testing and is approved for disposal in public landfills. In addition, we anticipate little waste generation and no wastewater effluents due to our simple manufacturing process. We use electrode materials in dough form that can be reprocessed and reutilized, thereby producing low levels of waste. We also use solvent in the electrode production process that can be reclaimed, purified and reintroduced into the manufacturing process with low levels of waste. Lead-acid batteries, our principal competitors, are harmful to the environment and must be recycled.

SALES AND MARKETING

         Our sales and marketing organization is composed at present of a domestic, U.S. based marketing staff and an independent sales and marketing organization in the Joint Venture. We expect to hire additional staff during 2000 to support our expanding production capabilities.

         We are focusing our general sales and marketing efforts in the following areas:

         o Generating direct sales to equipment manufacturers and distributors in selected applications and geographical territories and launching the trolling battery through a multi-channel approach directly to consumers;

         o Developing joint venture partnerships for manufacturing and distribution in applications and territories where we believe strategic partners can improve our sales revenues; and

         o Licensing our technology and know-how to strategic partners in applications for businesses other than our core applications, such as consumer electronics.

         In the scooter market we are primarily focused on marketing directly to equipment manufacturers. We have contacted and briefed most of the major scooter companies in Italy and Taiwan as well as several smaller manufacturers on the advantages of our nickel-zinc batteries. We have conducted demonstrations, tests and evaluations for several key manufacturers, some of which are ongoing, that already have or may in the future lead to orders for our products.

         With regard to the trolling motor market, we have engaged a team of five top professional bass fishermen to endorse and represent our products in this market. We expect to launch this product and commence sales in 2000. We have purchased both print and television advertising, scheduled for distribution in 2000, targeted specifically at the bass fishing market. We expect that this effort will create a demand outside sportfishing in other marine related markets based on word of mouth and cross-over advertising leakage. We expect that telephone sales and sales through our web site will be the primary sales channels in 2000. In 2001, we expect to approach a mass distribution partner to further penetrate the equipment manufacturing market. We expect to distribute our products through third party catalogs and outdoor and fishing stores in 2002 after we establish our volume production capability.

         We expect to license our technology in situations where there is a strong barrier to market entry, such as high capital cost, difficult political environment, or unique market positioning. In these cases, we will ensure that the licensee has sufficient motivation to aggressively pursue the implementation and sale of our technology in their market or technical niche. We will use quotas, compensation for results and up-front payments to motivate our licensees to actively pursue high volume sales.

PARTNERSHIPS, JOINT VENTURES AND LICENSES

         We benefit from two primary strategic alliances:

         o   The Joint Venture; and

         o   The Nan Ya License Agreement.

         In connection with our spin-off from FuelCell in 1999, we entered into a license assistance agreement with FuelCell in which we agreed to fulfill FuelCell's obligations under the Joint Venture and a related license agreement, until FuelCell is able to transfer its rights under those agreements to us. In return, FuelCell has agreed to transfer its rights to us and to pay us all sums accruing to FuelCell. We and FuelCell have initiated a joint effort to obtain the required transfer consents from the appropriate parties.

         THE JOINT VENTURE

         In July 1998, FuelCell entered into the Joint Venture Agreement with Xiamen Three Circles Company, Ltd., a government-owned manufacturing company located in Xiamen, PRC. The mission of the Joint Venture is the manufacture and sale of nickel-zinc batteries based on our technology and the sublicensing of that technology to third parties. FuelCell received a 50.5% ownership interest in the Joint Venture and Xiamen Three Circles received a 49.5% ownership interest. The Joint Venture is managed by a seven member board of directors, four of whom are elected by us and three of whom are elected by Xiamen Three Circles.

         Under the Three Circles License Agreement, the Joint Venture made an initial payment to FuelCell of $3.0 million, which FuelCell immediately reinvested in the Joint Venture. We expect that Xiamen Three Circles Company, Ltd. will also make a pro rata investment in the Joint Venture. As a result, we expect the current ownership interests in the Joint Venture will not change. The Joint Venture has contracted to pay FuelCell, who is obligated to pay us, a royalty of 2.67% of the net sales of nickel-zinc batteries in the exclusive territory and 2.0% of the net sales in the non-exclusive territory.

         The Joint Venture Agreement provides for the distribution of revenue after payment of all operating expenses and costs required by law. We do not expect any distribution of revenues in the foreseeable future, as it is intended that all excess revenues will be reinvested in the Joint Venture.

         In July 1998, as part of the Joint Venture arrangement, FuelCell, Xiamen Three Circles and the Joint Venture entered into the Three Circles License Agreement in which FuelCell licensed certain intellectual property to the Joint Venture for the development, manufacture and sale of nickel-zinc batteries for two applications in the PRC and other countries in Southeast Asia. In addition, the Joint Venture may sublicense our technology to third parties in the PRC, Hong Kong, Taiwan and Macao on a non-exclusive basis. The Joint Venture Agreement has a term of 20 years and contains a standard termination clause.

         Our responsibilities to the Joint Venture include purchasing machinery, equipment and materials outside the PRC, marketing, sales and distribution of batteries outside the PRC and handling United States immigration and export licensing matters. Xiamen Three Circles' responsibilities include handling all legal and regulatory matters in the PRC, obtaining suitable land and facilities in the PRC, and purchasing, marketing, sales and distribution in the PRC.

         THE NAN YA LICENSE AGREEMENT

         In February 1998, FuelCell, Xiamen Three Circles and Nan Ya Plastics Corporation of Taiwan, a subsidiary of Formosa Plastics Group, entered into a technology transfer and license agreement, the Nan Ya License Agreement, in which FuelCell licensed certain intellectual property to a separate joint venture formed by Nan Ya and Xiamen Three Circles for manufacture and sale of nickel-zinc batteries for electric vehicles and hybrid electric vehicles in the PRC, Taiwan, Hong Kong and Macao on an exclusive basis and certain other countries in Southeast Asia on a non-exclusive basis. After January 1, 2001, either FuelCell or the Nan Ya joint venture may, at its election, cause the license to become non-exclusive with respect to exclusive territory. The Nan Ya License Agreement was transferred to us in the course of our spin off from FuelCell.

         Under the Nan Ya License Agreement, FuelCell received an initial payment of $1.5 million in 1998, prior to our spin-off from FuelCell. We believe that the principal milestone conditions to a second payment of $2.0 million have been satisfied and we anticipate payment in the second quarter of 2000. In addition, FuelCell is entitled to receive from the Nan Ya joint venture and under the license assistance agreement is required to remit to us a 3% royalty on the net sales of nickel-zinc batteries for a period of 10 years beginning from the first commercial sales. If the license becomes non-exclusive, the royalty shall be reduced to 1.5% of net sales.

MANUFACTURING AND RAW MATERIALS

         Our manufacturing plan is to produce smaller batteries for use in scooters and similar applications in Xiamen, PRC and larger batteries for use in marine trolling motors, industrial utility vehicles and similar applications at a facility in the United States. In the PRC, we are establishing a manual production process due to the availability of relatively inexpensive labor. The Joint Venture has recently installed production equipment in a 32,000 square foot facility in Xiamen, PRC which we believe, when fully operational, will enable annual battery production capacity of an estimated 30,000 kilowatt hours ("kWh"), or the equivalent of 20,000 scooter batteries. The Joint Venture also plans to continue to acquire additional manufacturing space and equipment in 2000 to allow for capacity of 90,000 kWh annually by January 2001.

         Our primary facility in Danbury, Connecticut produces prototypes and product samples as well as houses research and development and administrative functions. We are negotiating to occupy manufacturing space in the United States by the middle of calendar year 2000. The automated nature of the new facility will enable us to reduce our reliance on relatively expensive domestic labor. We expect the new facility will have the capability to produce 100,000 kWh, or the equivalent of 100,000 trolling motor batteries, annually, per line of automation. We expect to invest an estimated $8.0 million in each line of automation and will require 20,000-30,000 square feet of manufacturing space per line. Initially, we expect to install one line of automation in 2000. However, we will construct the second line as needed and expect that our existing working capital will be sufficient to complete both lines, assuming the success of this offering.

         The following chart reflects expected manufacturing capacity of both Evercel and the Joint Venture:

                EXPECTED PRODUCTION CAPACITY BY DECEMBER 31, 2000
                -------------------------------------------------

MANUFACTURING                                                      NUMBER OF
LOCATION                APPLICATION            VOLUME              BATTERIES
--------                -----------            ------              ---------

UNITED STATES            Trolling            100,000 kWh            100,000

PRC                      Scooter              90,000 kWh             60,000


         While we expect to achieve and fully utilize our manufacturing capacity, no assurance can be given that we will be able to do so. Even if we are able to fully utilize our capacity, no assurance can be given that there will be adequate demand for our products.

         The automated facility will be designed to be flexible enough to produce batteries for our different target markets. We will produce different size batteries by combining different numbers of a common cell design into varying combinations of cells in series and parallel arrangements. This planned flexibility precludes investment in a completely automated facility, which would have the potential for the lowest direct labor cost per unit. As the markets for higher volume batteries are proven, we intend to progressively automate production to further reduce production costs.

         The chemical materials required to manufacture our nickel-zinc battery are readily available from multiple sources in North America and the PRC. Certain separator materials are only available from one U.S. supplier, with which we have a supply agreement with a term of one year. Prices for both nickel and zinc, the primary raw materials which are commodities, are subject to market forces beyond our control. We do not currently utilize financial instruments to mitigate risk of component prices.

BACKLOG

         The Joint Venture has received an order from Taiwan EVT Technology Co., Ltd., an unaffiliated scooter manufacturer, to supply 1,500 scooters batteries for a total price of $1.4 million. The Joint Venture expects to begin shipping these batteries during the second quarter of 2000. Orders to the Joint Venture are subject to cancellation and are not necessarily indicative of our future revenues.

PATENTS AND TRADEMARKS

         We have nine United States patents which, combined, have an average of 10 years remaining before expiration. Our patents expire at various times through 2017. We do not believe that the expiration of any of our earlier patents will have a material adverse effect on our business. We have applied to use "Evercel" as a trademark. We seek to protect our technology through U.S. patents and trade secrets and other agreements. Many of these patents are also filed in Canada, Europe, Japan, and the PRC.

RESEARCH AND DEVELOPMENT

         We continue to advance our advanced battery technologies by conducting additional research and development. Research and development expenses were $897,000 in the year ended October 31, 1997, $1.8 million in the year ended October 31, 1998, $2.4 million in the year ended October 31, 1999 and $451,000 in the two months ended December 31, 1999.

EMPLOYEES

         At present, we employ a staff of approximately 30 people. Approximately seven full-time employees and 10 temporary manufacturing workers operate our Danbury, Connecticut manufacturing facility. This number is expected to increase with planned automation and accelerated production. We consider relations with our employees to be good.

         The Xiamen Joint Venture employs approximately 50 people, most of whom are engaged in the manufacturing process.

FACILITIES

         We lease approximately 28,500 square feet of space in Danbury, Connecticut, that is used as our corporate headquarters. The lease term is five years with an option for us to extend the term for an additional five years. The annual rent is $171,000 for the first three years and increases to $178,000 in year four and $185,000 in year five.

         We expect to move into a new facility in which we will install two automated production lines. These lines will each have the capability to produce 100,000 kWh, or the equivalent of 100,000 trolling motor batteries, annually. Initially, we expect to install one line of automation in 2000. We will construct the second line as needed and expect that our existing working capital will be sufficient to complete both lines.

RISK FACTORS

                          RISKS RELATED TO OUR BUSINESS

WE WERE A PART OF FUELCELL UNTIL FEBRUARY 1999 AND FACE SIGNIFICANT RISKS TYPICAL OF NEW COMPANIES, WHICH COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We were a part of FuelCell until February 1999 and have not begun a large-scale commercial release of our initial products. Accordingly, we have only a limited operating history from which you can evaluate our business and prospects. Our limited operating history makes predicting the future results of our operations or the risks we will face difficult. Our business model has not been tested and, accordingly, we cannot be certain that our business strategy will be successful.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE IN THE FUTURE.

         We are not profitable and have had limited revenues. No assurance can be given that we will become profitable in the foreseeable future, if ever. For the two-month period ended December 31, 1999, and the twelve months ended October 31, 1999 and 1998, we had losses of $1.3 million, $5.0 million and $2.3 million. Even though we anticipate that the first commercial shipments of our products will occur in 2000, we expect that we will continue to incur losses through 2000. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

WE ARE DEPENDENT ON OUR NICKEL-ZINC BATTERY PRODUCT LINE AND ARE UNCERTAIN WHETHER OUR BATTERIES WILL BE WIDELY ACCEPTED IN THE MARKETPLACE.

         To date, we have received no revenues from sales of our nickel-zinc battery other than for samples. We believe that we will depend on sales of our nickel-zinc batteries for substantially all of our revenues for the foreseeable future. Our success will depend upon the market acceptance of nickel-zinc technology. Our nickel-zinc batteries have not achieved, and may never achieve, market acceptance. Our introduction of new products may be delayed or unsuccessful. Our batteries may be a more expensive initial purchase than competing batteries and other technologies. We cannot assure you that we will be successful in convincing customers of the value of our batteries over their life cycles and their other advantages. Our batteries also require a specialized charger, which is not yet commercially available. Our success will depend, in large part, on our ability to meet customer requirements by developing and introducing, on a timely basis, new products and enhanced and modified versions of our current products.

There can be no assurance that we will be able to do so. Our competitors may introduce new technologies or refine existing technologies that will be more appealing to customers than our products.

OUR INABILITY TO ENFORCE OUR PATENTS AND PROTECT OUR INTELLECTUAL PROPERTY MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE.

         Patents, trade secrets and other proprietary rights are important to our success and competitive position. Our efforts to protect our proprietary rights, including our patents, may be inadequate and may not prevent others from claiming violations by us of their property rights. Because of the intense competition in battery technology and the large number of patents filed, or being filed, we may need to use another company's patent under a license agreement. We are uncertain if we could reach an agreement to use those patents and whether the terms of such an agreement would be acceptable to us. If any court or competent authority concludes that our products or manufacturing processes have infringed upon the product or process rights held by others, such a conclusion could harm our business, financial condition and results of operations. Additionally, a determination that we have infringed upon the product or process rights held by others could result in the loss of our proprietary rights, subject us to liability to third parties or prevent us from manufacturing or selling our products, any of which could have a material negative effect on our business and hinder our intentions to sell our nickel-zinc battery technology. We cannot be sure any of our pending applications will result in issued patents.

         Our policy is to also protect our proprietary rights in our products and operations through contractual obligations including nondisclosure agreements with certain employees, customers, consultants, licensees and strategic partners. We cannot assure you as to the degree of protection these contractual measures may afford. We cannot assure you that patents will not be issued from any pending applications, that the claims allowed under any patents will be sufficiently broad to protect our technology, that any patents issued to us will not be challenged, invalidated or circumvented, or as to the degree or adequacy of protection any patents or patent applications may afford.

         We have not filed for patent protection in certain potential major markets such as India and Southeast Asia. Any agreements that we reach with partners in these areas would have to be based on trade secrets and know-how. In the future, we may seek patent protection in those areas. In addition, some foreign countries in which we may do business provide significantly less patent and proprietary rights protection than the United States.

         We also rely on know-how and trade secrets to establish our battery technologies for commercial applications and there is no assurance we can adequately protect this information in our dealings with other companies. If other competitors or organizations develop similar or better battery technologies through their own efforts, these developments could have an adverse effect on our business. We could incur substantial costs in prosecuting and defending patent and other proprietary rights suits.

EVEN IF OUR PRODUCTS ARE A SUCCESS, WE MAY BE UNABLE TO MEET DEMAND.

         Rapid growth of our advanced rechargeable battery business or other segments of our business may significantly strain our management, operations and technical resources. If we are successful in obtaining rapid market penetration of our rechargeable batteries, we will wish to either deliver large volumes of quality products to our customers on a timely basis at a reasonable cost to those customers or license our technology to others who can manufacture and distribute our products. We currently have limited manufacturing capability and no experience in large-scale manufacturing of our advanced rechargeable batteries or in automated assembly and packaging technology. We currently intend to equip a U.S. facility with two automated lines. The Joint Venture also intends to expand its manufacturing capability. We cannot assure you that our business will achieve rapid growth or that our efforts (or the efforts of those companies which are granted licenses to our technology) to expand manufacturing or the number of employees will be successful. In addition, we cannot assure you that we will not have difficulties meeting necessary quality control standards as we expand manufacturing. Our business, financial condition and results of operations may be harmed if we encounter difficulties in effectively managing the budgeting, forecasting, quality control and other process control issues presented by rapid growth. Nor can we assure you that we or our licensees will be able to satisfy commercial-scale production requirements on a timely and cost-effective basis.

OUR ABILITY TO RECOGNIZE THE FINANCIAL BENEFITS OF THE JOINT VENTURE AND THE NAN YA LICENSE AGREEMENT MAY DEPEND UPON THE ASSIGNMENT OF THESE AGREEMENTS TO US FROM FUELCELL.

         We expect that a substantial portion of our business will relate to the Joint Venture (and related license agreement) and to the Nan Ya License Agreement. Currently, we are not a party to these agreements. FuelCell has sought the consent of Three Circles Co., Ltd. and the Joint Venture and the approval of the appropriate Chinese authorities to transfer these agreements to us. We are not certain that we or FuelCell will receive these consents and approvals on a timely basis or at all. A failure or delay in obtaining these consents and approvals could have a material adverse effect on our operations and revenues because we will be able to enforce our rights under these agreements only through FuelCell. In addition, FuelCell's partner could take exception to the License Assistance Agreement and claim that, by entering into the License Assistance Agreement, FuelCell is in default under the Nan Ya License Agreement and the Joint Venture and related license agreement. In addition, these agreements could be terminated based on other actions or omissions by FuelCell that we cannot control. These events or the termination of these agreements would have a material adverse effect on our revenues and results of operations.

         We will be relying upon FuelCell to realize the benefits of the Joint Venture and the Three Circles License Agreement until all consents and approvals to the transfer and assignment of these agreements are obtained. Conflicts of interest between us and FuelCell could arise in connection with these agreements. Should FuelCell undergo bankruptcy or insolvency, we could be prevented from receiving funds due to us under the agreements, even if those funds were paid to FuelCell.

                            RISKS RELATED TO THE PRC

THERE ARE CERTAIN RISKS ASSOCIATED WITH DOING BUSINESS IN THE PRC AND TAIWAN.

         Currently, the Nan Ya License Agreement and the Three Circles License Agreement are with companies located in the PRC and Taiwan. The Joint Venture was formed to establish a manufacturing plant in Xiamen, PRC that it intends to use as its primary production facility. We intend to sell our products to customers in the PRC and Taiwan. The following risk factors relating to conducting business in the PRC could result in a material adverse effect on our business, financial condition and results of operations.

INTERNAL POLITICAL CHANGES IN THE PRC MAY AFFECT OUR ABILITY TO CONDUCT OPERATIONS THROUGH THE JOINT VENTURE AND THE NAN YA LICENSE AGREEMENT.

         Our business operations in the PRC, interest in the Joint Venture and our rights under the Nan Ya License Agreement may be adversely affected by the political environment in the PRC. The People's Republic of China is a socialist state which, since 1949, has been, and is expected to continue to be, controlled by the Communist Party of China. Changes in the political leadership in the PRC may have a significant adverse effect on policies related to the PRC's current economic reform program, other policies affecting business and the general political, economic and social environment in the PRC. The relationship between the PRC and Taiwan has been marked with political and economic tension. In addition, we have relationships with individuals in the PRC whose status could be adversely affected as a result of political changes. Any such changes in the political leadership or current economic reform policies or the imposition of additional restrictions on foreign-owned enterprises could have a material adverse effect on the business of the Joint Venture, our interest in the Joint Venture and our rights and revenues under the Nan Ya License Agreement and the Three Circles License Agreement.

WE MAY HAVE DIFFICULTY PROTECTING OUR INTELLECTUAL PROPERTY RIGHTS IN THE PRC.

         We protect our intellectual property rights in the PRC through a combination of patent applications, contractual arrangements and trade secrets. Patent and other intellectual property rights receive substantially less protection in the PRC than is available in the United States. There can be no assurance that we will be able to protect our proprietary rights in the PRC. The unauthorized use of our technology by others in the PRC could have a material adverse effect on our business, financial condition and results of operations.

RESTRICTIONS ON REPATRIATION OF FOREIGN CURRENCY OR FOREIGN CURRENCY EXCHANGE AND VOLATILITY OF EXCHANGE RATES COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN REVENUES FROM OUR AGREEMENTS WITH OUR PRC PARTNERS.

         We expect a substantial portion of our revenues to relate to activities in the PRC. The People's Republic of China regulates the repatriation of foreign currencies as payments to foreigners, including investors and licensors, and the conversion of Renminbi (the currency of the PRC) into foreign currencies, such as the U.S. Dollar. As a result, we may be prevented from receiving amounts from the Joint Venture even if they are needed to meet obligations of our business or would be better employed in our business outside of the PRC. In addition, distributions from the Joint Venture may be subject to taxation by the PRC as well as domestic tax authorities.

         In addition, there has been significant volatility in the exchange rate of Renminbi to U.S. Dollars. We expect that the Joint Venture and our other licensee in the PRC will receive a substantial portion of their revenues in Renminbi. A portion of such revenues will have to be converted to other currencies to meet foreign currency obligations (such as payment obligations to suppliers) or for purposes of remitting these funds to us as return of capital, dividends or license payments. Under the Joint Venture and the Nan Ya License Agreement, FuelCell is entitled to receive (and under the License Assistance Agreement is required to remit to us) distributions and royalties based on sales using our technology and other distributions from the Joint Venture. The Joint Venture may be unable to convert sufficient Renminbi into foreign currency to enable them to comply with their foreign currency payment obligations, including royalty payments distributions to FuelCell. In the event of a depressed market in Renminbi, the cost of foreign currency could be high enough to prevent the Joint Venture and our other PRC partners from meeting any foreign financial obligations incurred in the future or from paying distributions and license fees to us. Moreover, fluctuations in the exchange rate of the Renminbi into U.S. Dollars could have an adverse effect on the license fees owed to us.

LAWS, REGULATIONS AND POLICIES IN THE PRC MAY NEGATIVELY AFFECT US DUE TO INCONSISTENT APPLICATION OR ADVERSE INTERPRETATION, ENFORCEMENT OR EVOLUTION.

         The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation. As the legal system in the PRC develops, foreign investors may be adversely affected by new laws, changes to existing laws (or interpretations thereof) and preemption of provincial or local laws by national laws. In circumstances where adequate laws exist, it may not be possible to obtain timely and equitable enforcement thereof.

THE PRC'S FAILURE TO OBTAIN "MOST FAVORED NATION" TRADING STATUS COULD ADVERSELY AFFECT US.

         A significant portion of the economic activity in the PRC is export-driven and, therefore, is affected by developments in the economies of the PRC's principal trading partners. The United States Congress annually considers the renewal of "Most Favored Nation" trading status for the PRC, and may attach conditions to such renewal. There can be no assurance that Congress will renew such status or that future renewal will not be linked to human rights issues or other requirements which the PRC may decline or be unable to meet. Revocation or conditional extension by the United States of the PRC's "Most Favored Nation" trading status could have a material adverse effect upon us.

EXPROPRIATION OF JOINT VENTURE PROPERTY BY THE PRC GOVERNMENT WOULD ADVERSELY AFFECT US.

         Following the formation of the PRC in 1949, the PRC government renounced various debt obligations incurred by predecessor governments, which obligations remain in default, and expropriated assets without compensation. There can be no assurance that the PRC government will not in the future expropriate or nationalize the assets of the Joint Venture or any of our assets in the PRC. Such an expropriation would result in a total loss of our investment in the PRC.

                    ADDITIONAL RISKS RELATED TO OUR BUSINESS

OUR SUCCESS DEPENDS UPON THE SUCCESS OF THE MANUFACTURERS WHO MAY USE OUR PRODUCTS OR LICENSE OUR TECHNOLOGY.

         A substantial portion of our business will depend upon the success of products sold by manufacturers that may use our batteries or license our technology. For example, one factor determining the quantity of purchase orders we may receive from a scooter manufacturer in the future is the success of that company's scooter. We are subject to many risks beyond our control that influence the success or failure of such manufacturers' particular products including, among others factors:

         o Competition faced by those manufacturers in their particular industry;

         o   Market acceptance of the manufacturers' products;

         o The engineering, sales and marketing and management capabilities of those manufacturers;

         o Technical challenges unrelated to our technology or problems faced by any of those manufacturers in developing their products; and

         o   The financial and other resources of those other manufacturers.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES.

         The battery industry has experienced, and is expected to continue to experience, rapid technological change. Our growth and future success will depend, in part, on our ability to enhance and modify existing products and to introduce new products in new markets. Our product development efforts require and are expected to continue to require substantial investments by us for research, refinement and testing, and we cannot assure you that we will have the resources to do this.

INTENSE COMPETITION AND THE EMERGENCE OF A COMPETING TECHNOLOGY COULD ADVERSELY AFFECT THE SALE OF OUR PRODUCTS.

         The disposable and rechargeable battery industry is characterized by intense competition with a large number of companies offering or seeking to develop technology and products similar to ours. We are subject to competition from manufacturers of traditional rechargeable batteries, from manufacturers of rechargeable batteries with advanced technologies, as well as from companies engaged in the development of batteries incorporating new technologies. There can be no assurance that we will be successful in competing with these manufacturers, many of which have substantially greater financial, technical, manufacturing, distribution, marketing, sales and other resources. A number of companies with substantially greater resources than ours are pursuing the development of a wide variety of battery technologies, including both liquid electrolyte lithium and solid electrolyte lithium batteries, which are expected to compete with our technology.

         Other companies undertaking research and development activities of solid-polymer batteries have already developed prototypes and are constructing commercial scale production facilities. If other companies successfully market their batteries prior to the introduction of our products, there may be a material adverse effect on our business, financial condition and results of operations. The market for our products, as well as the products that use our batteries and technology, is characterized by changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. We cannot assure you that competitors will not develop technologies or products that would render our technology and products obsolete or less marketable.

OUR ABILITY TO ADEQUATELY LICENSE OUR TECHNOLOGY MAY AFFECT OUR SUCCESS.

         Our growth and success will be dependent to a substantial extent on our reputation. Since we anticipate licensing our technology to others, our reputation may be affected by the performance of those companies to which we license our technology. Our licenses may grant exclusivity with respect to certain uses or geographic areas. As a result, we will be wholly dependent on the success of the licensee for success in any exclusive use or geography. We cannot assure you that we will be successful in granting our licenses to those who are likely to succeed. License agreements with foreign companies may be subject to additional risks, such as exchange rate fluctuations, political instability or weaknesses in the local economy. Certain provisions of the license agreements which benefit us may be subject to restrictions in foreign laws that limit our ability to enforce such contractual provisions. In addition, it may be more difficult to register and protect our proprietary rights in certain foreign countries. Our failure to obtain suitable licensees of our technology or the failure of our licensees to achieve our manufacturing or quality control standards or otherwise meet our expectations could have a material adverse effect on our business, financial condition and results of operations.

OUR ABILITY TO ENTER INTO JOINT VENTURES MAY AFFECT OUR SUCCESS.

         We intend to enter into other joint venture arrangements in the future to sell our battery technology. The Joint Venture is with a foreign partner and we anticipate that future joint ventures may be with foreign partners or entities. As a result, such future joint ventures may be subject to the political climate and economies of the foreign countries where such partners reside. There can be no assurance that our joint venture partners will provide us with the support we anticipate, or that any of the joint ventures will be successful in developing batteries for use with their intended products, or that any of the joint ventures will be successful in manufacturing and marketing their batteries for such products once developed. Any of our international operations will also be subject to certain external business risks such as exchange rate fluctuations, political instability and a significant weakening of a local economy in which a foreign joint venture operates or is located. Certain provisions of the joint venture agreements for our benefit may be subject to restrictions in foreign laws that limit our ability to enforce such contractual provisions. Failure of these joint ventures to be successful could have a material adverse effect on our business and prospects.

OUR SUCCESS DEPENDS ON THE RETENTION AND HIRING OF CERTAIN KEY PERSONNEL.

         Because of the specialized, technical nature of our business, we are highly dependent on certain members of our management, marketing, engineering and technical staff including Robert L. Kanode, President and Chief Executive Officer, and Allen Charkey, Executive Vice President and Chief Operating Officer, the loss of whose services could have a material adverse effect on our business, financial condition and results of operations. Based on our commercialization and expansion plans, we will require a significant increase in the number of our employees and the employees of the Joint Venture. Our success will depend upon, among other factors, attracting and retaining additional highly skilled and experienced managerial, sales, marketing, engineering and technical personnel. There can be no assurance that we will be able to recruit or retain such personnel.

CERTAIN AGREEMENTS BETWEEN FUELCELL AND US WERE NOT SUBJECT TO ARM'S LENGTH NEGOTIATIONS.

         We entered into certain agreements with FuelCell, including a distribution agreement, a tax sharing agreement, a services agreement and the License Assistance Agreement for the purpose of defining our ongoing relationship with FuelCell and to provide certain services during the transition. The agreements between us and FuelCell, and us and the officers and directors of FuelCell, were not the subject of arm's length negotiations and, therefore, the terms of such agreements may contain terms that are not comparable to those that would have been obtained from negotiations between unaffiliated parties.

THE ADDITION OR MODIFICATION OF ENVIRONMENTAL LAWS MAY ADVERSELY AFFECT BOTH OUR FUTURE AND PAST OPERATIONS.

         Foreign, federal, state and local regulations impose various environmental controls on the manufacture, storage, use and disposal of batteries and certain chemicals used in the manufacture of batteries. We cannot assure you that conditions relating to our historical operations which require expenditures for clean-up will not be discovered in the future or that changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Our batteries contain a limited amount of lead in the negative electrodes. We cannot assure you that the EPA or other governmental agencies in U.S. or abroad will not determine that such lead content or the nickel in our batteries makes them unsuitable for landfill disposal. Although we believe we are presently in compliance with all federal, state and local governmental regulations, we cannot assure you that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or as to the effect such regulations may have on us or our customers.

WE MAY BE ADVERSELY AFFECTED BY OUR DEPENDENCE UPON CERTAIN RAW MATERIALS USED IN THE PRODUCTION OF OUR BATTERIES.

         Our principal raw materials for the production of our battery products are nickel and zinc. Prices for both nickel and zinc are subject to market forces beyond our control. Our future profitability may be materially adversely affected by increased nickel or zinc prices to the extent we are unable to pass on higher raw material costs to our customers. To attempt to reduce such risks, we may engage in forward purchases and hedging transactions to manage raw material costs and inventory relative to anticipated production requirements. We cannot assure you that such activities will be successful or will not result in increased losses.

ONE OF THE MATERIALS WE USE IN OUR BATTERIES IS ONLY AVAILABLE FROM ONE
SUPPLIER.

         Certain separator materials used in our batteries are only available from one supplier. We cannot assure you that alternate materials would be available to us at an acceptable price, or quickly enough so as not to disrupt production.

WE ANTICIPATE OFFERING AN EXTENDED WARRANTY ON SOME OF OUR PRODUCTS, AND WE HAVE NO EXPERIENCE AS TO OUR POTENTIAL LIABILITY.

         We intend to offer an extended warranty for our trolling motor batteries. Our warranty would be substantially greater than the existing warranties of most of our competitors. We have no experience to evaluate the potential liability that could be created by that warranty. If the claims made under that extended warranty exceed expected levels against which we have reserved, our results of operations and financial condition could be adversely affected.

PRODUCT LIABILITY CLAIMS COULD RESULT IN COSTS TO US OR IMPEDE DEMAND FOR OUR PRODUCTS.

         The sale of our products may expose us to product liability claims from consumers. We currently do not maintain product liability insurance and do not intend to do so in the future. Certain materials we use in our batteries could, if used improperly, cause injuries to others. In addition, because our batteries are new products, any accident involving them or other battery products could impede demand for our products.

                        RISKS RELATED TO OUR COMMON STOCK

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

         We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our shareholders may experience additional dilution. In the past, we have experienced negative cash flow from operations. We currently anticipate that the net proceeds of ongoing efforts to procure equity and debt financing together with our available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least 2001. We may need to raise additional funds prior to the expiration of this period if, for example, we pursue business acquisitions or experience operational losses that exceed our current expectations. We do not have any credit facilities in place and we cannot assure you that we will be able to put in place any facilities that will address our future capital needs, in whole or in part.

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL SHAREHOLDERS.

         We expect that our quarterly operating results will fluctuate significantly. As a result, the market price for our common stock is likely to be highly volatile and subject to wide fluctuations. Factors, many of which are beyond our control, that may affect our quarterly results include:

         o Announcements of technological innovations or new products or services or pricing changes by us or our competitors;

         o   Conditions or trends in the battery or electric vehicle industries;

         o Changes in the economic performance and/or market valuations of other battery or electric power companies;

         o Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

         o   Additions or departures of key personnel;

         o   Currency fluctuations;

         o Release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; or

         o   Potential litigation.

         Many companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We may be involved in a securities class action lawsuit in the future. Such litigation often results in substantial costs and a diversion of management's attention and resources and could harm our business, financial condition and results of operations.

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO FALL.

         If our shareholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We have 5,733,258 shares of common stock outstanding assuming no conversion of our Series A Preferred Stock and no exercise of outstanding options or warrants.

WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS.

         We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

PROVISIONS OF DELAWARE AND CONNECTICUT LAW AND OF OUR CHARTER AND BY-LAWS MAY MAKE A TAKEOVER MORE DIFFICULT.

         Provisions in our certificate of incorporation and by-laws and in the Delaware and Connecticut corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and Board of Directors. Public shareholders who might desire to participate in such a transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of public shareholders to benefit from a change in control or change our management and Board of Directors. See "Description of Capital Stock."

DIVIDEND POLICY

         We have never declared or paid any cash dividends on our common stock and we do not intend to pay any cash dividends in the near future. At this time, we intend to retain our future earnings to fund the expansion of our business. Our dividend policy may be reviewed by our Board of Directors from time to time, based on our performance and our financial condition.


ITEM 2. PROPERTIES

The Company is leasing approximately 28,500 square feet of space in Danbury, Connecticut, to be used as a small-scale manufacturing plant for Ni-Zn battery production, distribution and for office space. The annual lease cost in Danbury, Connecticut is approximately $171,000. We are negotiating to occupy manufacturing space in the United States by the middle of calendar year 2000. The automated nature of the new facility will enable us to reduce our reliance on relatively expensive domestic labor. We expect the new facility will have the capability to produce 100,000 kWh, or the equivalent of 100,000 trolling motor batteries, annually, per line of automation. We expect to invest an estimated $8.0 million in each line of automation and will require 20,000-30,000 square feet of manufacturing space per line. Initially, we expect to install one line of automation in 2000. However, we will construct the second line as needed and expect that our existing working capital will be sufficient to complete both lines, assuming the success of this offering.


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The following table sets forth the range of high and low sales prices of our common stock for the quarters indicated, as reported by Nasdaq.

         Our common stock has been traded on the Nasdaq Small Cap Market since April 5, 1999. We have applied to have our common stock listed on the Nasdaq National Market System.

            CALENDAR 2000                             HIGH           LOW
            -------------                             ----           ---

            First Quarter (through March 26,
             2000)                                  $ 30.75       $ 12.00

            CALENDAR 1999
            -------------

            Second Quarter                          $  6.13       $  2.41
            Third Quarter                           $  7.41       $  4.25
            Fourth Quarter                          $ 12.88       $  5.19


         On March 26, 2000, the last reported sale price for the common stock on the Nasdaq Small Cap Market was $26.00 per share. As of March 7, 2000, there were approximately 175 holders of record of common stock.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data set forth below is for the years ended October 31, 1999, 1998, 1997, 1996 and 1995 and the two months ended December 31, 1999 and 1998. You should read this information together with our financial statements and the notes to those statements beginning on page F-7 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The statement of operations data for the years ended October 31, 1999, 1998 and 1997 and the balance sheet data as of October 31, 1999 and 1998 and December 31, 1999 are derived from our financial statements which have been audited by KPMG LLP, independent accountants, and are included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected in the future, and results of interim periods are not necessarily indicative of results for the entire year.

                                          (Dollars in thousands, except per share amounts)
                                     Two Months Ended
                                       December 31,                               Fiscal Years Ended October 31,
                                -------------------------    -----------------------------------------------------------------------
STATEMENT OF INCOME DATA:          1999          1998           1999         1998           1997           1996           1995
                                   ----          ----           ----         ----           ----           ----           ----
                                              (unaudited)                                               (unaudited)    (unaudited)
Revenues                          $    13       $  --          $   196      $   438        $   436        $   355        $   164
Costs and expenses
Cost of revenues                      220          --              694           87             98            246            101
Administrative and selling            636           208          2,244        1,805            268            199            149
Depreciation and amortization          54             8            181           45             40             34             31
Research and development              451           391          2,449        1,832            897            644            516
                                ---------     ---------      ---------    ---------      ---------      ---------      ---------
Total operating costs and
  expenses                          1,361           607          5,568        3,769          1,303          1,123            797

Loss from operations               (1,348)         (607)        (5,372)      (3,331)          (867)          (768)          (633)
Interest income, net                   28          --               90         --             --             --             --
Equity in net loss of affiliate      --            --              (36)        --             --             --             --
Other expenses                       --            --               (3)        --             --             --             --
                                ---------     ---------      ---------    ---------      ---------      ---------      ---------
Loss before income tax benefit     (1,320)         (607)        (5,321)      (3,331)          (867)          (768)          (633)
Income tax benefit                   --            (249)          (360)      (1,006)          (295)          (261)          (215)
                                ---------     ---------      ---------    ---------      ---------      ---------      ---------
Net loss                           (1,320)         (358)        (4,961)      (2,325)          (572)          (507)          (418)
                                =========     =========      =========    =========      =========      =========      =========
Preferred stock dividends             (22)         --             --           --             --             --             --
                                ---------     ---------      ---------    ---------      ---------      ---------      ---------
Net loss - common shareholders     (1,342)         (358)        (4,961)      (2,325)          (572)          (507)          (418)
                                =========     =========      =========    =========      =========      =========      =========
Basic and diluted loss per
  share                             (0.23)        (0.13)(b)      (1.11)       (0.84)(b)      (0.21)(b)      (0.18)(b)      (0.15)(b)
                                =========     =========      =========    =========      =========      =========      =========
Basic and diluted shares
  outstanding                   5,722,090(a)  2,778,000(b)   4,456,538    2,778,000(b)   2,778,000(b)   2,778,000(b)   2,778,000(b)
                                =========     =========      =========    =========      =========      =========      =========

BALANCE SHEET DATA:

Cash and cash equivalents         $ 6,117       $     1        $ 1,820      $     1        $  --          $  --          $  --
Total assets                        8,810         1,531          4,290        1,176            289            163            166
Total current liabilities             742         1,044          1,011          753             78             52             33
Total shareholders' equity          8,068           487          3,279          423            211            111            133


     (a) Due to losses we have incurred, dilutive instruments, consisting of shares of Series A Preferred Stock, options and warrants, have been excluded from diluted shares. At December 31, 1999, there were 264,000 shares of Series A Preferred Stock convertible into 960,000 shares of common stock, related warrants exercisable for 595,268 shares of common stock and options exercisable for 627,098 shares of common stock.

     (b) Represents the pro forma loss per share and shares assumed to be outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We changed our fiscal year from October 31 to December 31 effective December 31, 1999. As a result, portions of the following discussion cover the two month period from November 1, 1999 to December 31, 1999.

OVERVIEW

         We develop, design and have begun to manufacture high-performance rechargeable batteries. Much of the following discussion relates to our operations prior to manufacturing when we were primarily engaged in research and development activities. We recognize revenue on the date our products are shipped. To date, revenues have primarily resulted from shipment of materials to the Joint Venture and sample products to potential customers.

         FuelCell has licensed the rights to manufacture scooter batteries through the Joint Venture. Under our license assistance agreement with FuelCell, we have assumed the rights, benefits and obligations of Fuel Cell's 50.5% ownership of the Joint Venture. We will account for our involvement in the Joint Venture under the License Assistance Agreement using the equity method of accounting, in which we record our share of earnings or losses from the Joint Venture in our income statement.

         On February 16, 1999, FuelCell transferred the principal assets, intellectual property and liabilities related to its battery business group to its subsidiary Evercel, Inc. On February 22, 1999, FuelCell distributed to its shareholders shares of our common stock in a tax-free distribution. In April 1999, we received $7.8 million from the sale of shares of our common stock at $3.00 per share pursuant to a rights offering. We continue to pay FuelCell for certain administrative services in accordance with a services agreement. Results shown before the period of the spin-off reflect our activity as the battery business group of FuelCell.

RESULTS OF OPERATIONS

TWO MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH TWO MONTHS ENDED DECEMBER 31, 1998

         We had revenues of $13,000 for the two months ended December 31, 1999 compared to $0 for the two months ended December 31, 1998. The revenues in 1999 were due to consumer samples sold in our efforts to commercialize our nickel-zinc batteries. Cost of revenues of $220,000 for the two months ending December 31, 1999 were due to the cost of the samples shipped and the revaluation of inventory items at December 31, 1999. The revaluation reflects the value of materials and their components at what we believe to be their market value in accordance with the lower of cost or market valuation method.

         Administrative and selling expenses increased 206% to $636,000 for the two months ended December 31, 1999 from $208,000 for the two months ended December 31, 1998. The increase is the result of the full staffing of administrative functions during 1999, including the addition of a Chief Executive Officer, Controller and other administrative personnel, the costs of being an independent publicly traded company, and selling, marketing and administrative activities to ready us for commercialization of our nickel-zinc battery technology. Depreciation increased 575% to $54,000 for the two months ended December 31, 1999 compared with $8,000 for the same period in 1998 due to capital purchases in 1999 to outfit our Danbury, Connecticut manufacturing facility.

         Research and development expenses increased 15% to $451,000 for the two months ended December 31, 1999 from $391,000 for the two months ended December 31, 1998 due to product development activity relating to the commercialization of our battery technology.

         Interest income of $28,000 for the two months ended December 31, 1999 increased from $0 for the two months ended December 31, 1998 due to interest income on funds received from the 1999 offerings. We recognized a tax benefit of $249,000 in the two months ended December 31, 1998 due to our inclusion in the consolidated tax return of FuelCell. We have not recorded the tax benefit of operating losses for the same period in 1999, pursuant to Financial Accounting Standard No. 109, "Accounting for Income Taxes."

YEAR ENDED OCTOBER 31, 1999 COMPARED TO YEAR ENDED OCTOBER 31, 1998

         We had $196,000 in revenues for the year ended October 31, 1999, as compared to $438,000 for the same period in 1998. Lower revenues resulting from the termination of a license fee arrangement with Corning, Inc. in May 1998 were partially offset by sales of materials of $195,000 to the Joint Venture during the year ended October 31, 1999. We had cost of revenues of $694,000 for the year ended October 31, 1999 as compared to $87,000 for the prior year. Higher costs were due to the cost of the materials shipped and the revaluation of inventory items at December 31, 1999 to adjust their costs to market value. The revaluation reserve reflects the value of materials and their components to reflect what we believe will be their market value when we are in high volume production and are able to negotiate more favorable pricing. Administrative and selling expenses increased 24% to $2.2 million for the year ended October 31, 1999 from $1.8 million in 1998. The increase was the result of increased staffing to support the commercialization, production and distribution of sample batteries and costs associated with the Joint Venture and Three Circles License Agreement. Depreciation increased to $181,000 from $45,000 from the year ended October 31, 1998 reflecting increased capital purchases to outfit our Danbury, Connecticut manufacturing facility.

         Research and development expense increased 34% to $2.4 million for the year ended October 31, 1999 from $1.8 million in the prior year. The increase reflects product development activity relating to the commercialization of our battery technology.

         Net interest income of $90,000 in 1999 reflects interest of $108,000 earned on funds raised from 1999 offerings offset by $18,000 of interest expense due to borrowings from banks and FuelCell to finance operations prior to our rights offering. Our share of the Joint Venture's losses amounted to $36,000 for the year ended October 31, 1999. We recognized a tax benefit of $360,000 in the quarter ended January 31, 1999 due to our inclusion in the consolidated tax return of FuelCell. We have recorded no benefit for the losses incurred in the second, third and fourth quarters of the year ended October 31, 1999, pursuant to Financial Accounting Standard No. 109, "Accounting for Income Taxes."

QUARTERLY RESULTS OF OPERATIONS

         The unaudited proforma quarterly results of operations for calendar 1999 are shown below. The information for each quarter has been prepared on substantially the same basis as the audited statements included in other parts of this report and, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the results of operations for such periods.

                                                              1999
                                                              ----
                                                        Three months ended
                                    -----------------------------------------------------------
                                    March 31,          June 30,     September 30,  December 31,
                                    ---------          --------     -------------  ------------
                                           (dollars in thousands, except per share data)

Revenues                           $      --         $      --      $      --      $       209
Costs and expenses:
  Cost of revenue                         --                --             --              743
  Administrative and selling
    expenses                               459               759            587            868
  Depreciation and amortization             22                51             68             86
  Research and development                 496               677            644            863
                                   -----------       -----------    -----------    -----------
Total costs and expenses                   977             1,487          1,299          2,560
                                   -----------       -----------    -----------    -----------
(Loss) from operations before
  income tax benefit                      (977)           (1,487)        (1,299)        (2,351)
Interest income (expense), net             (15)               53             42             39
Equity in net loss of affiliate           --                --             --              (36)
Other income (expense)                    --                  (1)          --               (3)
                                   -----------       -----------    -----------    -----------
(Loss) before income tax benefit          (992)           (1,435)        (1,257)        (2,351)
Income tax benefit                        (111)             --             --             --
                                   -----------       -----------    -----------    -----------
Net loss                           $      (881)      $    (1,435)   $    (1,257)   $    (2,351)
                                   ===========       ===========    ===========    ===========
Basic and diluted loss per share   $     (0.32)(a)   $     (0.26)   $     (0.22)   $     (0.41)
                                   ===========       ===========    ===========    ===========
Basic and diluted shares
  outstanding                        2,777,862(a)      5,527,955      5,722,090      5,722,090(b)
                                   ===========       ===========    ===========    ===========


     (a) Represents the pro forma shares and loss per share assumed to be outstanding based on the number of shares outstanding immediately after our spin-off from FuelCell.

     (b) Due to losses we have incurred, dilutive instruments, consisting of shares of Series A Preferred Stock, options and warrants, have been excluded from diluted shares. At December 31, 1999, there were 264,000 shares of Series A Preferred Stock convertible into 960,000 shares of common stock, related warrants exercisable for 595,268 shares of common stock and options exercisable for 627,098 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at December 31, 1999 was $5.8 million compared to a working capital deficit of $905,000 at December 31, 1998 with cash of $6.1 million, compared to $1,000 at December 31, 1998. In 1998, we were a part of FuelCell and the balance sheet was an allocation of the FuelCell consolidated balance sheet. Receivables, inventories and current liabilities directly associated with the battery business group were carried on the battery group's balance sheet, but only a nominal cash balance of $1,000 was allocated to assets.

         To continue to meet our operating and capital requirements, a private placement offering was completed in December 1999, raising $6.1 million, net of expenses. We believe the net proceeds from the private placement and the proceeds to be received from expected equity and debt offerings will be sufficient to support our planned operations for at least the next 12 months.

         We are currently negotiating with state agencies and private financial institutions in order to secure up to approximately $8.0 million in borrowings in order to provide adequate financing and capital for opportunities or contingencies.

         It is our intention to outfit a facility in the United States with one automated line of production in 2000 that, in addition to our other corporate capital needs, is expected to require capital expenditures of $8.0 million in 2000. We expect, but are not committed, to add a second automated production line in 2001 at a cost of $8.0 million. We have also committed to investing approximately $3.0 million into the Joint Venture in 2000 in order to support our share of its expansion.

         Our cash requirements will vary depending upon a number of factors, many of which are beyond our control, including the demand for our products, the efforts and success of our licensees and joint venture partners in developing and marketing products incorporating our battery technology, the development of battery markets, the level of competition that we face, our ability to develop, market and license new products and our ability to effectively manage operating expenses. Over time, we expect to continue to enter into license agreements and to participate in joint manufacturing ventures.

         Prior to having been spun off from FuelCell, we obtained all of our funding from FuelCell. FuelCell provided funding for all battery research activities under its research and development expense budget. On February 5, 1999, we entered into a loan agreement pursuant to which we borrowed $1.6 million from a bank and $300,000 from FuelCell for working capital and proposed capital expenditures secured by all of our tangible and intangible personal property. Repayment of the bank loan was guaranteed by FuelCell. We have entered into a services agreement with FuelCell to provide us with certain management and administrative services and office, research and development and manufacturing support facilities and services. In April 1999, we received $7.8 million of net proceeds from the rights offering (after deducting underwriting discounts and fees), including funds received from the sale of unsubscribed shares pursuant to an agreement with the underwriters. A portion of the net proceeds was used to pay in full the outstanding principal and interest under the bank loan and the line of credit from FuelCell, and those agreements were terminated.

         The net fees which we paid to FuelCell pursuant to our services agreement were $67,000 and $378,000 for the two months ended December 31, 1999 and the year ended October 31, 1999, respectively. These amounts exclude certain services billed on the basis of usage, such as purchasing, analytical lab, microscope analysis, machine shop and drafting. These amounts reflect FuelCell's additional costs related to providing these services, and will decline as we bring those functions in-house. We presently expect that these services will be provided by FuelCell until the quarter ended September 30, 2000.

YEAR 2000

         The "Year 2000" issue referred to the risk of disruptions of operations caused by the failure of computer-controlled systems, including systems used by third parties, to properly recognize date sensitive information when the year changed from 1999 to 2000. During the year ended December 31, 1999, we installed new software as a part of an ongoing project to upgrade our financial and management information systems. The cost of upgrading the software occurred in the normal course of business and was not material to the results of operations or financial condition of the company.

         We have not experienced any significant business disruptions due to year 2000 issues causing processing errors in our systems, or a third party's systems, including the period of operation after January 1, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

         We held no derivative instruments as of December 31, 1999. We are exposed to market fluctuations in foreign currency exchange and repatriation, interest rates and commodity pricing. The nature of each is as follows:

FOREIGN CURRENCY EXCHANGE AND REPATRIATION

         We currently have international operations in the PRC through the Joint Venture. The currency of exchange is U.S. dollars for all current international transactions. Although the PRC controls the rate of exchange for the Renminbi, a devaluation or free market valuation could impair the Joint Venture's ability to make payments for products sold or services rendered. In the PRC, we expect to continue to reinvest all monies earned as net income of the joint venture for the foreseeable future. The PRC may restrict the payments under the Joint Venture. As a result, we might not be able to receive distributions from the Joint Venture in the future even if they are needed to meet obligations of our business or would be better employed in uses of our business outside of the PRC.

INTEREST RATES

         We have invested and expect to invest excess funds in money market accounts in U.S. financial institutions. Currently, we have no outstanding borrowings but expect to sign financing agreements during the second calendar quarter of 2000. We expect that these loans will be in the form of a term loan at a fixed interest rate and a short term loan which will fluctuate with the LIBOR rate. We do not currently plan to hedge against the fluctuation in LIBOR.

COMMODITY PRICING

         We do not hedge against price fluctuation in the commodities used in the manufacturing of its product. We will reevaluate this policy as needed commensurate with the risk inherent in the business.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data of the Company are listed under
Part IV, Item 14, in this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following table sets forth information with respect to our executive officers, directors and certain key employees:

EXECUTIVE OFFICERS, DIRECTORS AND OTHER KEY EMPLOYEES

DIRECTORS AND OFFICERS


     NAME               AGE     POSITION
     ----               ---     --------

Robert L. Kanode        49      President, Chief Executive Officer and Director
Allen Charkey           58      Executive Vice President, Chief Operating
                                 Officer and Director
Gregory W. Schulte      33      Chief Financial Officer, Treasurer and Secretary
Jerry D. Leitman        57      Chairman
Warren D. Bagatelle     61      Director
Robert Gable            69      Director
James D. Gerson         56      Director
John H. Gutfreund       70      Director
Thomas L. Kempner       72      Director
William A. Lawson       66      Director



ROBERT L. KANODE has been our President, Chief Executive Officer and a director since April 1999. Prior to joining us, Mr. Kanode served as President of Varta Batteries North America, a battery manufacturer, from 1995 to 1999. Mr. Kanode also held numerous positions with IBM, including the IBM ThinkPad team and other permanent and consulting positions focused on electronic manufacturing and operations.

ALLEN CHARKEY has been a director since our formation and Executive Vice President and Chief Operating Officer since October 1998. He joined FuelCell in 1970 and held various positions at FuelCell and was Vice President of the Battery Group from January 1997 until October 1998. Prior to joining FuelCell, Mr. Charkey was employed by Yardney Electric Corporation, a battery manufacturer, from 1963 to 1970 as a battery scientist.

GREGORY W. SCHULTE has been our Chief Financial Officer, Treasurer and Secretary since February 2000 and was our Controller from September 1999 through January 2000. Mr. Schulte is a certified public accountant. Mr. Schulte was previously Manager of Planning and Analysis for Quest Diagnostics Corporation, a clinical laboratory, from 1998 to 1999. Prior to that, Mr. Schulte was a Senior Business Analyst at Bic Corporation, a consumer products company, from 1997 to 1998. Mr. Schulte was a senior accountant at GTE Corporation, a provider of telephone communications services, from 1995 to 1997.

JERRY D. LEITMAN has been our Chairman since our formation. He has been President, Chief Executive Officer and a Director of FuelCell since August 1997. Mr. Leitman was previously President of ABB Asea Brown Boveri's global air pollution control businesses from 1992 to 1995. Prior to joining ABB, Mr. Leitman was Group Executive Vice President of FLAKT AB, a Swedish multinational, responsible for FLAKT's worldwide industrial businesses from 1989 to 1992. Mr. Leitman is also a director and a member of the Audit Committee of Esterline Technologies Inc., a manufacturer serving the aerospace and defense markets.

WARREN D. BAGATELLE has been a director since September 1998. He has been a Managing Director of Loeb Partners Corporation, a financial services company, and a general partner of Loeb Investors Co. LXXV, an affiliate of Loeb Partners Corporation, an investment company, since 1988. Mr. Bagatelle is a director of FuelCell.

ROBERT GABLE has been a director of the Company since November 1999. He was chairman of the board and chief executive officer of Unitrode Corporation, a manufacturer of power source and battery control technology, between 1990 and 1998.

JAMES D. GERSON has been a director of the Company since September 1998. He has been a Vice President of Fahnestock & Co., Inc., a financial services company, since March 1993. Mr. Gerson also serves as a director of FuelCell, Ag Services of America, Inc., a company financing farm inputs, and American Power Conversion Corp., a company producing uninterruptible power supplies.

JOHN H. GUTFREUND has been a director since January 2000. He is the former Chairman and Chief Executive Officer of Salomon Brothers Inc. and former Vice Chairman of the New York Stock Exchange. He is President of Gutfreund & Company, Inc., an investment banking and consulting firm. He is also a director of AMBI, Inc., a manufacturer of nutrition products; Ascent Assurance, Inc., an insurance holding company; Baldwin Piano & Organ Company, Inc., a musical instruments company; Foamex International, Inc., a manufacturer of plastic foam products; LCA-Vision, Inc., a provider of services to outpatient eye surgery facilities; and Universal Bond Fund.

THOMAS L. KEMPNER has been a director since September 1998. He has been Chairman and Chief Executive Officer of Loeb Partners Corporation since 1979 and a general partner of Loeb Investors Co. LXXV, an affiliate of Loeb Partners Corporation, an investment company. Mr. Kempner is a director of Alcide Corporation, an agricultural products company, IGENE Biotechnology, Inc., a microbiology products company, Intermagnetics General Corporation, CCC Information Services Group, Inc., a claims management company, Insight Communications Company, Inc., a cable television systems operation, and Roper Starch Worldwide, Inc. and director emeritus of Northwest Airlines, Inc. Mr. Kempner is a director of FuelCell and was the Chairman of the Board of Directors of FuelCell from March 1992 to August 1997.

WILLIAM A. LAWSON has been a director since September 1998. He has been President of W.A. Lawson Associates, an industrial and financial consulting firm, since 1987. Mr. Lawson is Chairman of the Board of Directors of Newcor, Inc., a manufacturer of automotive parts, and Mr. Lawson was the Chairman and Chief Executive Officer of Bernal International Inc. (formerly, Atlantic Eagle Inc.) a manufacturer of rotary dies and equipment for the folding carton industry, from 1997 to 1999. Mr. Lawson is a director of FuelCell.

KEY EMPLOYEES

GLEN V. BOWLING has been our Vice President of Marketing and Sales since 1999 and our Director of Marketing and Sales since 1998. Prior to joining us, he was Vice President of Sales for the Saft Lithium and Military Battery Division of the Saft Group from 1997 to 1998, responsible for worldwide sales. From 1991 to 1997, he was Director of Sales and Marketing for the Lithium Battery Division in Valdese, NC, where he was responsible for all commercial activities for the facility.

DR. CHAO MING HUANG has been our Vice President of Far East Operations since July 1999 and has served as a director of Xiamen Three Circles Battery Corporation since its formation in August 1998 and General Manager since January 1999. He joined FuelCell in 1994 where he held various positions, including Director for Advanced Materials Research.

CLASSIFICATION OF THE BOARD AND BOARD COMMITTEES

         Our Board of Directors has recently been divided into three classes. Each Board member will be elected for a term of three years. Currently, it is intended that Messrs. Kempner and Lawson be elected at the annual meeting of shareholders to be held May 2000 for terms expiring in 2003. The terms of Messrs. Bagatelle, Gerson and Gable will expire in 2001 and the terms of Messrs. Leitman, Charkey, Kanode and Gutfreund will expire in 2002.

         Our Board has established an audit committee and a compensation committee. Our audit committee consists of three independent Directors. Currently, our audit committee consists of Messrs. Bagatelle (Chairman), Lawson and Gerson. The audit committee selects the firm of independent accountants that will audit our financial statements, reviews the scope and result of the audit and other services provided by our independent auditors and reviews and evaluates our internal control functions.

         Our compensation committee consists of at least three disinterested Directors who are non-employee directors. Currently, our compensation committee consists of Messrs. Lawson (Chairman) and Gerson and the Board must appoint a third Director. The compensation committee reviews, approves and recommends to the Board of Directors the terms and conditions of incentive bonus plans applicable to corporate officers and key management personnel, reviews and approves the annual salary of our chief executive officer, and administers our 1998 Equity Incentive Plan.

DIRECTOR COMPENSATION

         Prior to April 1, 2000, we paid an annual retainer of $12,000 to each director who was not an employee of the Company. Effective April 1, we will pay each non-employee director an annual retainer of $10,000 and an option to buy 4,000 shares of our common stock at the fair market value on the day the option is granted. The options vest over four years. The Chairman and each committee chair are paid an extra $4,000 and $2,000, respectively. We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending board meetings.

         Pursuant to an Option Agreement entered into by FuelCell and Mr. Leitman in 1997, FuelCell granted to Mr. Leitman options to acquire 375,000 shares of FuelCell common stock. In connection with our spin-off from FuelCell, we have agreed to issue to Mr. Leitman one share of our common stock for every
2.25 shares of FuelCell common stock which he purchases pursuant to his exercise of the FuelCell options. The FuelCell options began to vest in August 1998 in an initial installment of 150,000 shares and annual installments of 75,000 shares thereafter and will become fully vested in August 2001. FuelCell and we have agreed to allocate the exercise price of the FuelCell options between us based upon the relative fair market values of the FuelCell common stock and our common stock at the time of exercise.

         We have also granted Mr. Leitman in January 1999 an option to acquire 166,666 shares of our common stock exercisable at $3.00 per share. This option is exercisable to acquire 66,666 vested shares of our common stock and 100,000 restricted shares. Of the restricted shares, 33,333 shares have vested as of the date of this report, an additional 33,333 shares will vest in August 2000, and the balance will vest in August 2001. Mr. Leitman exercised this option in March 1999 by issuing to us a nonrecourse note in the amount of $300,000, the total exercise price of the shares. The note is payable in equal installments on the remaining vesting dates. Until the applicable installment of the note is paid, the shares will remain restricted. In the event the note is not fully paid by August 4, 2001, the shares for which payment has not been made will be forfeited to us for no consideration.

         We have also agreed to register, under the Securities Act, the shares of common stock to be issued to Mr. Leitman pursuant to the exercise of these options.

     Messrs. Gable and Gutfreund were each granted 20,000 options at the time they joined the Board of Directors. It is the Company's intention to grant future Board members 20,000 options each when they join the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

         The table below sets forth information concerning the compensation we paid to our chief executive officer and the other executive officer whose salary and bonus exceeded $100,000 in 1999.

                           SUMMARY COMPENSATION TABLE

                                                      Long-term
                                                     Compensation
                                                     ------------

    Name and                                          Securities    All Other
    Principal                                         Underlying   Compensation
    Position           Year    Salary ($)  Bonus ($)  Options (#)      ($)
    --------           ----    ----------  ---------  -----------  -----------

Robert L. Kanode(1)
  President and        1999    $187,512    $ 20,000     200,000    $  1,154(3)
  Chief Executive
  Officer

Allen Charkey(2)
  Executive Vice       1999     150,000      25,500        --         5,850(3)
  President and        1998     122,512      18,000      66,666      14,500(3)
  Chief Operating      1997     116,168       9,000        --        11,265(3)
  Officer

(1) Mr. Kanode joined us as President and Chief Executive Officer on April 5, 1999.
(2) Includes compensation received as an employee of FuelCell prior to February 16, 1999.
(3) Represents employer contributions to qualified pension plans. In November 1999 we adopted a Section 401(k) Plan. Prior to the spin-off, Mr. Charkey received benefits from the FuelCell Defined Contribution Pension Plan and employer contributions to the FuelCell Section 401(k) Plan.


                           OPTION GRANTS IN LAST YEAR

         The following table sets forth information regarding options granted in the year ended December 31, 1999 to the executive officers named in the Summary Compensation Table above. Amounts represent the hypothetical gains that could be achieved from the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation, mandated by the rules of the Securities and Exchange Commission, of 5% and 10% compounded annually from the date the respective options were granted to their expiration date based upon the grant price.

                                      Individual Grants
                     -----------------------------------------------------
                      Number of                                              Potential Realizable
                       Shares                                                   Value at Assumed
                     Underlying   Percentage of    Exercise                  Annual Rates of Stock
                       Options    Total Options      Price     Expiration    Price Appreciation for
    Name              Grant (#)      Granted       ($/Share)      Date            Option Term
    ----              ---------      -------       ---------      ----            -----------
                                                                              5% ($)      10% ($)
                                                                              ------      -------
Robert L. Kanode      200,000(a)       43.8%         $3.00      3/23/09     $337,337     $956,245
Allen Charkey              --            --             --           --           --           --



     (a) Options vest equally over four years beginning on March 23, 2000.


                           1999 YEAR-END OPTION VALUES

         The following table contains information about the aggregate value of the unexercised options for our common stock that were held at the end of 1999 by the executive officers named in the Summary Compensation Table above. No options were exercised by these officers in 1999.


                          Number of Securities           Value of Unexercised
                         Underlying Unexercised        In-the-Money Options at
                          Options at 12/31/99                 12/31/99
                     ----------------------------   ----------------------------
    Name             Exercisable    Unexercisable   Exercisable    Unexercisable
    ----             -----------    -------------   -----------    -------------
Robert L. Kanode            --          200,000      $     --       $1,875,000

Allen Charkey           33,333           33,333       312,470          312,470



EMPLOYMENT, CHANGE OF CONTROL AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

         We have entered into an employment agreement with Robert L. Kanode, our President and Chief Executive Officer. Pursuant to the agreement, Mr. Kanode receives a minimum annual salary of $250,000 and a bonus of up to 40% of his annual salary based on performance objectives established by the Compensation Committee of the Board of Directors. Mr. Kanode will receive continued salary and benefits for a period of one year if we terminate his employment without cause. Mr. Kanode also holds options to purchase 200,000 shares of common stock at $3.00 per share, of which 25% vest each year in four annual installments. If we experience a change of control, all of the options will automatically vest.

         We have also entered into an employment agreement with Allen Charkey, our Executive Vice President and Chief Operating Officer. Pursuant to the agreement, Mr. Charkey receives an annual salary of $150,000. Mr. Charkey will receive continued salary and benefits for a period of one year if we terminate his employment without cause. Mr. Charkey also holds options to purchase 66,666 shares of common stock at $3.00 per share. Of these options, 33,333 vest in 1999 and the balance vest over the subsequent two years. If we experience a change of control, 100% of the options will automatically vest.

STOCK OPTION PLAN

         Our Board of Directors has adopted the 1998 Stock Option Plan. The Plan provides for the issuance of options to purchase up to 600,000 shares of common stock, all of which have been granted to our officers, key employees and Directors, of which options to purchase 177,334 shares have been exercised. An additional 172,000 options have been awarded by the Board subject to shareholder ratification of an increase in the number of options available under the Plan. Our management intends to recommend to the Board of Directors, subject to ratification by our shareholders, that the number of options under the Plan be increased to 1,300,000. Under the terms of the Plan, the Board of Directors is authorized to grant incentive stock options and nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to members of the Board of Directors and consultants.

         The transferability of stock options granted under the Plan is restricted. The Plan states that the option exercise price shall be fixed by the Board of Directors but, in the case of incentive stock options, shall not be granted at an exercise price less than 100% of the fair market value of the shares subject to the option on the date the option is granted. The Board determines the vesting restrictions applicable to each grant under the Plan. Except for Mr. Charkey, all stock options that have been granted under the Plan to date are exercisable commencing one year after grant at the rate of 25% each year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2000 by:

         o Each shareholder known by us to beneficially own more than 5% of our outstanding common stock;

         o   Each of our executive officers;

         o   Each of our directors; and

         o   All directors and executive officers as a group.

         A person has beneficial ownership of shares if the individual has the power to vote or dispose of shares. This power can be exclusive or shared, direct or indirect. In addition, a person beneficially owns shares underlying options or warrants that are presently exercisable or will become exercisable within 60 days of March 26, 2000, and shares to be acquired upon conversion of our preferred stock. These shares are considered to be outstanding for the purpose of calculating the percentage of outstanding shares of our common stock owned by a particular shareholder but are not considered to be outstanding for the purpose of calculating the ownership percentage of any other person. Applicable percentage ownership in the following table is based on 5,733,258 shares of common stock outstanding as of March 26, 2000. Except as otherwise noted, to our knowledge, the shareholders named in the table have sole voting and investment power for all shares shown as beneficially owned by them.

                                           Number of             Percentage of
Name                                         Shares                  Shares
----                                         ------                  ------

Warren D. Bagatelle(1)                      714,372                  12.5%
  c/o Loeb Investors Co.
    LXXV
  61 Broadway
  New York, NY 10006

James D. Gerson(2)                          748,303                  12.8%
  c/o Fahnestock and Co.
  780 3rd Avenue
  New York, NY 10017

Thomas L. Kempner(1)                        528,216                   9.2%
  c/o Loeb Investors Co.
    LXXV.
  61 Broadway
  New York, NY 10006

Loeb Investors Co. LXXV(1)                  528,216                   9.2%
  61 Broadway
  New York, NY  10006

Jerry D. Leitman(3)                         266,666                   4.6%

Robert L. Kanode(4)                          58,764                   1.0%

William A. Lawson                            51,220                     *

Allen Charkey(5)                             33,333                     *

John H. Gutfreund(6)                         11,273                     *

Robert Gable(7)                               6,000                     *

Gregory W. Schulte                               --                     *

All directors and executive               1,889,930                  31.1%
  officers as a group
  (10 Persons)

-----------------

* Less than one percent.

(1) Messrs. Bagatelle and Kempner, by virtue of being general partners of Loeb Investors Co. LXXV, may each be deemed to beneficially own the shares of Loeb Investors Co. LXXV. Each of Mr. Kempner and Mr. Bagatelle is a member of a group, as that term is used in Section 13(d) of the Exchange Act, which group, in the aggregate, owns 528,216 shares of common stock.
(2) Mr. Gerson's shareholdings include 71,078 shares held by his wife as custodian for two children (of which 22,545 shares are issuable upon conversion of Series A Preferred Stock and exercise of related warrants). Also includes 21,064 shares held by a private foundation, of which Mr. Gerson is President and a Director. Mr. Gerson disclaims beneficial ownership of the securities held by his wife and of the private foundation. Mr. Gerson also holds 122,545 shares (of which 22,545 are issuable upon conversion of Series A Preferred Stock and exercise of elated warrants) in a company in which he is Chairman. Mr. Gerson's other holdings also include 90,182 shares issuable upon conversion of Series A Preferred Stock and exercise of related warrants.

(3) Includes 100,000 shares which may be acquired upon exercise of options within 60 days.
(4) Includes 50,000 shares which may be issued upon exercise of options and 6,764 shares which may be issued upon conversion of Series A Preferred Stock and exercise of related warrants.
(5) Represents shares which may be issued upon exercise of options within 60 days.
(6) Represents 11,273 shares which may be issued upon conversion of Series A Preferred Stock and related warrants.
(7) Represents shares held by his wife as to which he disclaims beneficial interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A number of our directors are also directors of, and have a significant investment in, FuelCell. Accordingly, these directors may be deemed to have an indirect interest in certain transactions with us because of their relationship with FuelCell.

         We entered into certain agreements with FuelCell, including a distribution agreement, a tax sharing agreement, a services agreement and the License Assistance Agreement for the purpose of defining our ongoing relationship with FuelCell and to provide certain services during the transition. The Distribution Agreement provides for the transfer of the business and principal assets of the battery business group to us and the assumption by us of certain liabilities and obligations relating to that business.

         The tax sharing agreement defines the rights and obligations of FuelCell and us with respect to filing of returns, payments, deficiencies and refunds of federal, state and other income, franchise or certain other taxes relating to our operations after the spin-off. The tax sharing agreement is intended to allocate the tax liability of FuelCell between FuelCell and us as if we were separate taxable companies.

         The services agreement sets forth the terms under which FuelCell provides to us certain management and administrative services, as well as the use of certain office, research and development and manufacturing and support facilities and services. We paid FuelCell $378,000 under this agreement in the fiscal year ended October 31, 1999 and $67,000 for the two months ended December 31, 1999.

         The License Assistance Agreement is intended to transfer to us FuelCell's benefits and obligations to us under the Joint Venture contract and the Three Circles License Agreement while together we seek formal approval for that transfer. The License Assistance Agreement provides that we will provide the services and assistance necessary to effectively fulfill, on behalf of FuelCell, all of FuelCell's obligations under the Joint Venture contract and the Three Circles License Agreement. In exchange for our assuming all of the obligations and benefits of these arrangements, FuelCell has also agreed to act according to our instructions in connection with matters of Joint Venture governance and agreed not to permit the amendment of the related documents without our consent.

         In February 1999, we borrowed $300,000 from FuelCell for working capital and capital expenditures. This loan was secured by all of our assets. We borrowed an additional $1.6 million from a bank, which was guaranteed by FuelCell. These loans were repaid in April 1999.

         In March 1999, Jerry D. Leitman, our Chairman, exercised options for 100,000 shares of our common stock at $3.00 per share by issuing to us a nonrecourse, non-interest-bearing note in the original principal amount of $300,000 payable in equal installments through 2001. No principal payments have yet been made on this note. If this note is not paid, Mr. Leitman's shares will be forfeited.

         In December 1999, James Gerson and John Gutfreund, each a director, and a retirement plan for Robert Kanode, our President and a director, bought 20,000, 2,000 and 1,200 shares of Series A Preferred Stock and accompanying warrants at $25.00 per share. For a description of the Series A Preferred Stock and Warrants, see "Description of Capital Stock."

         Loeb Partners Corporation, an affiliate of Thomas Kempner and Warren Bagatelle, each a director, received $174,000 as standby underwriter in connection with our 1999 rights offering.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS
         --------------------

1)       Independent Auditors' Report

         KPMG LLP (See page F-2, hereof.)

2) Balance Sheets - December 31, 1999, October 31, 1999 and October 31, 1998 (See page F-3 hereof.)

3) Statement of Income (Loss) for the Two Months ended December 31, 1999 and 1998 and Years ended October 31, 1999, 1998 and 1997 (See page F-4, hereof.)

4) Statement of Changes in Shareholders' Equity for the Two Months ended December 31, 1999 and the Years ended October 31, 1999, 1998 and 1997 (See page F-5, hereof.)

5) Statements of Cash Flows for the Two Months ended December 31, 1999 and 1998 and the Years ended October 31, 1999, 1998 and 1997 (See page F-6, hereof.)

6)       Notes to Financial Statement (See pages F-7 through F-17, hereof.)

(A) (2)  FINANCIAL STATEMENT SCHEDULES
         -----------------------------

Supplement schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A) (3)  EXHIBITS
         --------

                          (A) (3) EXHIBITS TO THE 10-K
                          ----------------------------


Exhibit No.    Description
-----------    -----------

3.1 Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit of the same number contained in the Company's SB-2/A Amendment 2 dated February 9,
               1999).

3.2 Certificate of the Designation, Powers, Preference and Rights of the Series A Cumulative Convertible Preferred Stock, the Series A-1 Cumulative Convertible Preferred Stock and the Series B Cumulative Convertible Preferred Stock (incorporated by reference to exhibit of the same number contained in the Company's S-3 dated March 23, 2000).

3.3 Form of Warrant issued to holders of Series A Preferred Stock and placement agent, dated December 16, 1999(incorporated by reference to exhibit of the same number contained in the Company's S-3 dated March 23, 2000).

3.4 Form of Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

4.1 Form of Specimen Stock Certificate (incorporated by reference to exhibit of the same number contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

4.2 Registration Rights Agreement dated December 16, 1999 (incorporated by reference to exhibit of the same number contained in the Company's S-3 dated March 23, 2000).

10.1 Sales Agency Agreement, dated December 16, 1999, between Burnham Securities Inc. and the Company (incorporated by reference to exhibit of the same number contained in the Company's S-3 dated March 23, 2000).

10.10          Distribution Agreement between the Company and FuelCell.
               (incorporated by reference to exhibit 10.1 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

10.11          Services Agreement between the Company and FuelCell.
               (incorporated by reference to exhibit 10.2 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

Exhibit No.    Description
-----------    -----------

10.12          License Assistance Agreement between the Company and FuelCell.
               (incorporated by reference to exhibit 10.3 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

10.13          Tax Sharing Agreement between the Company and FuelCell.
               (incorporated by reference to exhibit 10.4 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

10.20 Evercel, Inc. 1998 Equity Incentive Plan (incorporated by reference to exhibit 10.5 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

10.30 Employment Agreement between Evercel, Inc. and the President and Chief Executive Officer, dated March 23, 1999 (incorporated by reference to exhibit 10.4 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

10.31 Employment Agreement between Evercel, Inc. and the Executive Vice-President and Chief Operating Officer. (incorporated by reference to exhibit 10.91 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

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

23.1           Consent of KPMG LLP

27             Financial data schedule

**  Confidential treatment has been granted for portions of this document.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditors' Report                                                 F-2

Balance Sheets - December 31, 1999 and October 31, 1999
  and 1998                                                                   F-3

Statements of Income (Loss) for the Two Months ended
  December 31, 1999 and 1998 and the Years ended October
  31, 1999, 1998 and 1997                                                    F-4

Statements of Changes in Shareholders' Equity for the Two
  Months ended December 31, 1999 and the Years ended
  October 31, 1999, 1998 and 1997                                            F-5

Statements of Cash Flows for the Two Months ended
  December 31, 1999 and 1998 and the Years ended October
  31, 1999, 1998 and 1997                                                    F-6

Notes to Financial Statements                                                F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Evercel, Inc.:

We have audited the accompanying balance sheets of Evercel, Inc. as of December 31, 1999 and October 31, 1999 and 1998, and the related statements of income
(loss), changes in shareholders' equity and cash flows for the two months ended December 31, 1999 and for each of the years in the three-year period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evercel, Inc. as of December 31, 1999 and October 31, 1999 and 1998 and the results of their operations and their cash flows for the two months ended December 31, 1999 and for each of the years in the three-year period ended October 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP
-----------------
KPMG LLP

March 13, 2000
Stamford, CT

                                  EVERCEL, INC.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                  December 31,   October 31,   October 31,
          ASSETS                                      1999          1999          1998
          ------                                  ------------   -----------   -----------
Current assets:
  Cash and cash equivalents                        $  6,117       $ 1,820       $    1
  Accounts receivable                                   193           214           17
  Inventories                                           159           192           --
  Other current assets                                   35            56           --
                                                   --------       -------       ------
    Total current assets                              6,504         2,282           18

  Property, plant and equipment, net                  2,289         1,991          825
  Other assets, net                                      17            17          333
                                                   --------       -------       ------

TOTAL ASSETS                                       $  8,810       $ 4,290       $1,176
                                                   ========       =======       ======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes payable                                    $     --       $    --       $  603
  Accounts payable                                      391           538           53
  Accrued liabilities                                   351           473           97
                                                   --------       -------       ------
    Total current liabilities                           742         1,011          753

Shareholders' equity:

  Preferred Stock ($0.01 par value); 1,000,000
    shares authorized: 264,000 issued and
    outstanding at December 31, 1999 (with
    cumulative dividends at 8%)                           3            --           --
  Common Stock ($0.01 par value); 10,000,000
    shares authorized: 5,722,090 issued and
    outstanding at December 31, 1999 and
    October 31, 1999                                     57            57           --
  Additional paid-in-capital                         14,084         7,978           --
  Note receivable from shareholder                     (300)         (300)          --
  Accumulated deficit                                (5,776)       (4,456)          --
  Net assets of Battery Group                            --            --          423
                                                   --------       -------       ------
    Total shareholders' equity                        8,068         3,279          423
                                                   --------       -------       ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  8,810       $ 4,290       $1,176
                                                   ========       =======       ======




               The accompanying notes are an integral part of the
                              financial statements.

                                                         EVERCEL, INC

                                                  STATEMENTS OF INCOME (LOSS)
                                       TWO MONTHS ENDED DECEMBER 31, 1999 AND 1998, AND
                                          YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 Two Months Ended                               Years Ended
                                          ------------------------------        ----------------------------------------------
                                          December 31,       December 31,       October 31,     October 31,        October 31,
                                              1999               1998               1999            1998               1997
                                          -----------        -----------        -----------     -----------        -----------
                                                             (Unaudited)

Revenues                                  $        13        $      --          $       196     $       438        $       436
Cost and expenses:
  Cost of revenues                                220               --                  694              87                 98
  Administrative and selling expenses             636                208              2,244           1,805                268
  Depreciation & amortization                      54                  8                181              45                 40
  Research and development                        451                391              2,449           1,832                897
                                          -----------        -----------        -----------     -----------        -----------
    Total operating costs and expenses          1,361                607              5,568           3,769              1,303
                                          -----------        -----------        -----------     -----------        -----------

Loss from operations                           (1,348)              (607)            (5,372)         (3,331)              (867)

Interest income, net                               28               --                   90            --                 --
Equity in net loss of affiliate                  --                 --                  (36)           --                 --
Other expense                                    --                 --                   (3)           --                 --
                                          -----------        -----------        -----------     -----------        -----------
Loss before income tax benefit                 (1,320)              (607)            (5,321)         (3,331)              (867)

Income tax benefit                               --                 (249)              (360)         (1,006)              (295)
                                          -----------        -----------        -----------     -----------        -----------
Net loss                                       (1,320)              (358)            (4,961)         (2,325)              (572)

Preferred stock dividends                         (22)              --                 --              --                 --
                                          -----------        -----------        -----------     -----------        -----------
Net loss - common shareholders            $    (1,342)       $      (358)       $    (4,961)    $    (2,325)       $      (572)
                                          ===========        ===========        ===========     ===========        ===========
Basic and diluted loss per share          $    (0.23)        $     (0.13)(b)    $     (1.11)    $     (0.84)(b)    $     (0.21)(b)
                                          ===========        ===========        ===========     ===========        ===========
Basic and diluted shares outstanding        5,722,090(a)       2,778,000(b)       4,456,538       2,778,000(b)       2,778,000(b)
                                          ===========        ===========        ===========     ===========        ===========


          (a) Due to losses we have incurred, dilutive instruments, consisting of shares of Series A Preferred Stock, options and warrants, have been excluded from diluted shares. At December 31, 1999, there were 264,000 shares of Series A Preferred Stock convertible into 960,000 shares of common stock, related warrants exercisable for 595,268 shares of common stock and options exercisable for 627,098 shares of common stock.

          (b) Represents the pro forma loss per share and shares assumed to be outstanding based on the number of shares outstanding immediately after our spin-off from FuelCell.


    The accompanying notes are an integral part of the financial statements.

                                                   EVERCEL, INC.

                                   STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      TWO MONTHS ENDED DECEMBER 31, 1999, AND
                                    YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                                              (DOLLARS IN THOUSANDS)

                                                                                                Net
                                                                                     Note      assets
                           Common Stock    Preferred Stock  Additional            receivable     of          Total
                         ---------------   ---------------   paid-in   Accumulated   from      Battery   shareholders'
                         Shares   Amount    Shares  Amount   capital     deficit  shareholder   Group       equity
                         ------   ------    ------  ------   -------     -------  -----------   -----       ------
Balance at October
  31, 1996                  --      $--       --      $--    $   --       $  --       $--       $   111     $   111
  Net loss                  --       --       --       --        --          --        --          (572)       (572)
Contribution from
  FuelCell                  --       --       --       --        --          --        --           672         672
                       ---------    ---    -------    ---    --------     -------     -----     -------     -------
BALANCE AT OCTOBER
  31, 1997                  --       --       --       --        --          --        --           211         211
  Net loss                  --       --       --       --        --          --        --        (2,325)     (2,325)
Contribution from
  Fuel Cell                 --       --       --       --        --          --        --         2,537       2,537
                       ---------    ---    -------    ---    --------     -------     -----     -------     -------
BALANCE AT OCTOBER
  31, 1998                  --       --       --       --        --          --        --           423         423
Net intercompany
  activity                  --       --       --       --        --          --        --            96          96
Net loss pre-spin           --       --       --       --        --          --        --          (505)       (505)
Common stock
  issued               2,777,712     28       --       --         (14)       --        --           (14)       --
Stock issued under
  rights offering      2,777,712     28       --       --       7,493        --        --          --         7,521
Stock options
  exercised              166,666      1       --       --         499        --        (300)       --           200
Net loss post
  spin-off                  --       --       --       --        --        (4,456)     --          --        (4,456)
                       ---------    ---    -------    ---    --------     -------     -----     -------     -------
BALANCE AT OCTOBER
  31, 1999             5,722,090     57       --       --       7,978      (4,456)     (300)       --         3,279
Preferred stock
  issued                    --       --    264,000      3       6,128        --        --          --         6,131
Net loss                    --       --       --       --        --        (1,320)     --          --        (1,320)
Preferred stock
  dividends                 --       --       --       --         (22)       --        --          --           (22)
                       ---------    ---    -------    ---    --------     -------     -----     -------     -------
BALANCE AT
  DECEMBER 31, 1999    5,722,090    $57    264,000    $ 3    $ 14,084     $(5,776)    $(300)    $  --       $ 8,068
                       =========    ===    =======    ===    ========     =======     =====     =======     =======


                   The accompanying notes are an integral part
                          of the financial statements.

                                                 EVERCEL, INC.

                                            STATEMENTS OF CASH FLOWS
                                TWO MONTHS ENDED DECEMBER 31, 1999 AND 1998 AND
                                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                                             (DOLLARS IN THOUSANDS)


                                                  Two Months Ended                      Years Ended
                                             --------------------------   ----------------------------------------
                                             December 31,  December 31,   October 31,    October 31,   October 31,
                                                 1999          1998          1999           1998          1997
                                             ------------  ------------   -----------    -----------   -----------
                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $(1,320)       $(358)       $(4,961)       $(2,325)       $(572)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH PROVIDED BY OPERATING
  ACTIVITIES:
    Depreciation and amortization                   54            8            181             45           40
    (Increase) decrease in operating
      assets:

      Accounts receivable                           21          (19)          (197)            16            9
      Inventories                                   33         (102)          (192)            --           --
      Other current assets                          --           --            (56)            42          (42)
    Increase (decrease) in operating
      liabilities:
      Accounts payable                            (147)          61            485             36           12
      Accrued liabilities                         (144)          12            376             32            1
    Other, net                                      21          (65)           290           (332)          --
                                               -------        -----        -------        -------        -----
  Net cash used in operating activities         (1,482)        (463)        (4,074)        (2,486)        (552)
                                               -------        -----        -------        -------        -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                            (352)        (177)        (1,321)          (652)        (120)
                                               -------        -----        -------        -------        -----
  Net cash used in investing activities           (352)        (177)        (1,321)          (652)        (120)
                                               -------        -----        -------        -------        -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from FuelCell                          --          218             --            603           --
  Repayment to FuelCell                             --           --           (603)            --           --
  Proceeds from common stock issued                 --           --          7,721             --           --
  Proceeds from preferred stock issued           6,131           --             --             --           --
  Contributions from FuelCell                       --          422             96          2,536          672
                                               -------        -----        -------        -------        -----
    Net cash provided by financing
      activities                                 6,131          640          7,214          3,139          672
                                               -------        -----        -------        -------        -----
Net increase in cash and cash
  equivalents                                    4,297           --          1,819              1           --
Cash and cash equivalents - beginning
  of period                                      1,820            1              1             --           --
                                               -------        -----        -------        -------        -----
Cash and cash equivalents - end of
  period                                       $ 6,117        $   1        $ 1,820        $     1        $  --
                                               =======        =====        =======        =======        =====
CASH PAID DURING THE PERIOD FOR:
  Interest                                     $    --        $  --        $    18        $    --        $  --


                 The accompanying notes are an integral part of
                           the financial statements.

                                  EVERCEL, INC.
                          Notes to Financial Statements
            December 31, 1999, October 31, 1999 and October 31, 1998
                 (dollars in thousands except per share amounts)


(1)  BASIS OF PRESENTATION

On October 6, 1999, the Board of Directors voted to change the fiscal year end of Evercel, Inc. (the "Company") from October 31 to December 31. The accompanying financial statements represent the financial position and results of operations of the Company as of and for the two months ended December 31, 1999; the financial position of the Company at October 31, 1999 and the results of operations of the Battery Group of FuelCell Energy, Inc. ("FuelCell") for the period from November 1, 1998 through February 21, 1999 and the results of operations of the Company from February 22, 1999 through October 31, 1999; the financial position and the results of operations of FuelCell's Battery Group as of and for the two months ended December 31, 1998 (unaudited); the financial position and results of operations of FuelCell's Battery Group as of and for the twelve months ended October 31, 1998; and the results of operations of Fuel Cell's Battery Group for the twelve months ended October 31, 1997.

Comparative amounts for the two months ended December 31, 1998 are unaudited. In the opinion of management, the information presented in the unaudited two month statement reflects all adjustments necessary for a fair presentation of the Company's results of operations for that period.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------

The Company is engaged in the design and manufacture of innovative, patented nickel-zinc rechargeable batteries, as well as the research and design of other advanced battery technologies. The Company believes the nickel-zinc battery has commercial applications in markets requiring long cycle life, light weight and relative cost efficiency.

Spin-off from FuelCell Energy, Joint Ventures and License Agreements
--------------------------------------------------------------------

On February 22, 1999, FuelCell effected a spin-off of the Company by deconsolidating the financial statements of the Company and a Joint Venture from its consolidated financial statements. As part of the spin-off of the Company, FuelCell transferred capital assets (net), prepaid spin-off costs, accounts receivable and short-term liabilities amounting to $1,228,000, $501,000, $36,000 and $1,096,000, respectively. FuelCell distributed to its shareholders in a tax-free distribution one share of Evercel common stock for every three shares of common stock of FuelCell held on the record date of February 22, 1999. On April 5, 1999, the Company completed a rights offering of its shares at $3.00 per share and began trading on the Nasdaq Small Cap market and the Boston Stock Exchange.

In February 1998, FuelCell entered into a the Nan Ya License Agreement with a joint venture between Nan Ya Plastics Corporation of Taiwan, a Formosa Plastics Group company, and Xiamen Three Circles Co., Ltd. of Xiamen, China for the use of the Company's nickel-zinc batteries in electric and hybrid electric vehicles in China, Taiwan, Hong Kong and Macao on an exclusive basis and for certain other Southeast Asian countries on a non-exclusive basis. The license agreement calls for the payment of $5.0 million in three stages and a royalty for the exclusive and non-exclusive territories. The payments include $1.5 million received by FuelCell in 1998, of which $1.3 million and $0.2 million, respectively were

                                  EVERCEL, INC.
                          Notes to Financial Statements
            December 31, 1999, October 31, 1999 and October 31, 1998
                 (dollars in thousands except per share amounts)


recorded on FuelCell's financial statements in 1999 and 1998. A further $2.0 million is to be paid to the Company based on completion of cycle life testing that was substantially achieved in December, 1999 and a final payment of $1.5 million to be paid to the Company upon completion of duplication of the battery at its facilities in China. The Nan Ya License Agreement provides that the Company has the right to invest the final payment in equity in the joint venture manufacturing and sales organization formed between Nan Ya Plastics and Xiamen Three Circles Co., Ltd.

In July 1998, FuelCell also entered into a Technology Transfer and License Contract (the "Three Circles License Agreement") with Xiamen Three Circles-ERC Battery Corp., Ltd. for the use of the Company's nickel-zinc batteries in electric bicycles, scooters, three-wheel vehicles, off-road vehicles, and miner's safety lamps in China on an exclusive basis and Southeast Asia on a non-exclusive basis. The license included an initial payment to FuelCell of $3 million. In connection with the Three Circles License Agreement, FuelCell also entered into a joint venture agreement with Xiamen Three Circles Co., Ltd., used this $3.0 million as its initial investment in the joint venture and subsequently contributed an additional $80,500 to receive a 50.5% share of the joint venture called Xiamen Three Circle-ERC Battery Corp. (the "Joint Venture"). Through December 31, 1999, the results of operations of the Joint Venture are immaterial. Pursuant to the Three Circles License Agreement, the Joint Venture must also pay the Company certain royalties based upon the net sales of nickel-zinc batteries sold, leased or transferred in the applicable territories. In addition the Joint Venture may sub-license the Company's technology to third parties in China, Hong Kong, Taiwan and Macao on a non-exclusive basis.

In accordance with a License Assistance Agreement entered into between the Company and FuelCell, the Company has agreed to provide all services and assistance necessary for it to effectively fulfill, on behalf of FuelCell, all of the FuelCell's obligations under the Joint Venture and the related license agreement until such time as FuelCell's obtains the approval from the Chinese partner and appropriate Chinese governmental authority for the assignment of such agreements to the Company. In return for such assistance, FuelCell will pay to the Company and the Company will pay to FuelCell an amount equal to the sum of all money, dividends, profits, reimbursements, distributions and payments actually paid to FuelCell or paid by FuelCell in cash or in kind or otherwise accruing to FuelCell pursuant to the Joint Venture contract and related license agreement. All expenses and costs incurred by the Company in meeting the obligations under the License Assistance Agreement shall be solely those of the Company, and FuelCell shall not be liable for their payment. The Company accounts for its involvement in the Joint Venture under the License Assistance Agreement in a manner similar to the equity method of accounting as a result of the fact that it does not have significant control over the Joint Venture.

Cash and Cash Equivalents
-------------------------

Cash equivalents consist primarily of money market deposits with financial institutions.

Inventories
-----------

Inventories consist principally of raw materials and are stated at the lower of cost or market.

                                  EVERCEL, INC.
                          Notes to Financial Statements
            December 31, 1999, October 31, 1999 and October 31, 1998
                 (dollars in thousands except per share amounts)


Property, Plant and Equipment
-----------------------------

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

Revenue Recognition
-------------------

Revenue on product sales is recognized at the time of shipment.

Intellectual Property
---------------------

Intellectual property including patents and know-how is carried at no value.

Stock Option Plan
-----------------

Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employees stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company applies the recognition provisions of APB Opinion No. 25 and provides the pro forma disclosure provisions of SFAS No. 123.

Earnings Per Share (EPS)
------------------------

Basic earnings per share are based upon the weighted average common shares outstanding during the period. The Company has computed dilutive EPS without consideration to potentially dilutive instruments due to the losses incurred by the Company. If the Company had computed dilutive shares considering dilutive instruments, the fully diluted shares outstanding would have been 7,940,456 at December 31 and 6,353,188 at October 31, 1999.

Use of Estimates
----------------

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                                  EVERCEL, INC.
                          Notes to Financial Statements
            December 31, 1999, October 31, 1999 and October 31, 1998
                 (dollars in thousands except per share amounts)


Income Taxes
------------

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

Prior to the spin-off by FuelCell, the Battery Business Group was included in the consolidated tax filings of FuelCell. The provision for income taxes of the Company represents an allocation of a portion of the FuelCell consolidated U.S. federal income tax provision to the battery group for the period during which the Company was a part of FuelCell. The allocated tax provision is determined based upon the income or loss of each group as if a separate tax return was filed. If FuelCell is unable to recognize the tax benefit of an operating loss generated by a group through offset of the loss against income of other members of the consolidated group, or carryback of the loss to reduce prior year's consolidated taxable income, such benefit is not allocated to the group. To the extent that FuelCell is subsequently able to recognize previously unrecorded tax benefits relating to losses of a group, the benefit is allocated to that group, as the group generates future taxable income up to the amount of prior losses giving rise to the unrecognized tax benefit.

Accounting Changes
------------------

Pursuant to Financial Accounting Standards Board ("FASB") Statement No. 130, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the Company, comprehensive income (loss) is the same as net income (loss).

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended, this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations because it does not currently purchase derivative instruments or enter into hedging activities.

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

                                  EVERCEL, INC.
                          Notes to Financial Statements
            December 31, 1999, October 31, 1999 and October 31, 1998
                 (dollars in thousands except per share amounts)


cumulative effect of an accounting change. The Company is not required to adopt these standards until fiscal 2000. Management believes that the adoption of these standards will not have a material effect on the Company's results.

(3)  ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

                                           December 31,  October 31, October 31,
                                               1999         1999        1998
                                               ----         ----        ----
    Joint Venture                             $ 174        $ 195        $--
    U.S. Government                              19           19         12
    Commercial customers (samples)                5            5          5
    Allowance for uncollectible amounts          (5)          (5)        --
                                              -----        -----        ---
      Net Total                               $ 193        $ 214        $17
                                              =====        =====        ===


(4)  INVENTORY

Inventories at December 31, 1999 and October 31, 1999 and 1998 consisted of the following:

                                          December 31,  October 31,  October 31,
                                              1999         1999         1998
                                              ----         ----         ----

    Raw Materials                            $ 123        $ 146         $--
    Work in Progress                            23           69          --
    Finished Goods                              13            2          --
                                             -----        -----         ---

    Gross Inventories                          159          217          --

    Reserve for obsolescence                    --          (25)         --
                                             -----        -----         ---
    Net inventory balance                    $ 159        $ 192         $--
                                             =====        =====         ===

(5)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1999 and October 31, 1999 and 1998 consisted of the following:

                                  EVERCEL, INC.
                          Notes to Financial Statements
            December 31, 1999, October 31, 1999 and October 31, 1998
                 (dollars in thousands except per share amounts)


                                        December 31,    October 31,    October 31,      Estimated
                                            1999           1999           1998         Useful Life
                                            ----           ----           ----         -----------
Machinery and equipment                   $ 2,073        $ 1,944        $ 1,068        3-8 Years

Furniture and fixtures                        204            204              9         10 Years

Leasehold improvements                        148            148             --          5 Years

Construction-in-progress                      928            705            603
                                          -------        -------        -------
                                            3,353          3,001          1,680
Less, accumulated depreciation
  and amortization                         (1,064)        (1,010)          (855)
                                          -------        -------        -------

Total property, plant and equipment       $ 2,289        $ 1,991        $   825
                                          =======        =======        =======


(6)  OTHER ASSETS

Other assets at December 31, 1999, October 31, 1999 and October 31, 1998 consisted of the following:

                                     December 31, October 31,  October 31,
                                        1999         1999         1998
                                        ----         ----         ----

          Rights offering costs         $ --         $ --         $307
          Security Deposits               17           17           14
          Organizational Costs            --           --           12
                                        ----         ----         ----
                                        $ 17         $ 17         $333
                                        ====         ====         ====

(7)  COMMITMENTS AND CONTINGENCIES

On January 15, 1999, the Company entered into a lease for five years with an option to extend for an additional five years. Minimum lease payments are $171,000 for the first three years (1999, 2000 and 2001) with increases to $178,000 in year four (2002) and $185,000 in year five (2003).

(8)  STOCK OPTION PLAN

The Board had adopted the 1998 Stock Option Plan in anticipation of the spin-off of the Company from Fuel Cell as a separate publicly-held company. Under the terms of the Plan, options to purchase up to 600,000 (177,334 shares have been exercised) shares of common stock may be granted to officers, key employees and directors of the Company. The Board of Directors has recommended to the stockholders that the common shares issuable under the Plan be increased to 1,300,000. Pursuant to the Plan, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to officers and key employees of the Company and may grant nonqualified options and stock appreciation rights to directors of the Company.

                                  EVERCEL, INC.
                          Notes to Financial Statements
            December 31, 1999, October 31, 1999 and October 31, 1998
                 (dollars in thousands except per share amounts)


Stock options have restrictions as to transferability. The option exercise price shall be fixed by the Board but, in the case of incentive stock options, shall not be granted at an exercise price less than 100% of the fair market value of the shares subject to the option on the date the option is granted. Stock appreciation rights may be granted in conjunction with options granted under the Plans. Stock options that have been granted are exercisable commencing one year after grant at the rate of 25% of such shares in each succeeding year, unless otherwise agreed.

In connection with the hiring of the Company's Chairman of the Board and Chief Executive Officer, options were granted to purchase 166,666 and 200,000 shares of the Company's common stock at the purchase price of $3.00 per share (the market value at the date of the grant). In addition, the Company and FuelCell agreed to issue the Chairman of the Board one share of the Company's Common Stock for every 2.25 shares of FuelCell Common Stock which he purchases pursuant to his exercise of FuelCell Options. Under this agreement, an option has been granted to acquire a total of 166,666 shares of Common Stock at an exercise price based proportionally upon the relative fair market value of FuelCell Common Stock and the Company's Common Stock.

                                             Risk Free
                                              Interest
                                   Dividend     Rate      Expected    Volatility
                                     rate      range        life        factor
                                     ----      -----        ----        ------

Two Months Ended December 31, 1999    0%    4.70-6.35%    10 years   .5971-.6225
Year Ended October 31, 1999           0%    4.31-6.35%    10 years   .5495-.6225

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have be reduced to the pro forma amounts indicated below.

                                          Two Months ended       Year ended
                                            December 31,         October 31,
                                                1999                1999
                                                ----                ----
Net loss:
                As reported                   $(1,320)           $(4,961)
                Pro forma                      (1,350)            (6,128)

Loss per share:
                As reported - Basic           $ (0.23)           $ (1.11)
                Pro forma - Basic               (0.24)             (1.38)

Pro forma net income reflects only options granted in 1999.

                                  EVERCEL, INC.
                          Notes to Financial Statements
            December 31, 1999, October 31, 1999 and October 31, 1998
                 (dollars in thousands except per share amounts)


The following table summarizes the plan activity:

                                      Number         Range of        Weighted average
                                    of options     option prices       option price
                                    ----------     -------------       ------------
Outstanding at October 31, 1998           --                              $   --
  Granted                            649,764       $3.00 - $6.28            3.48
  Exercised                         (166,666)       3.00 -  3.00            3.00
  Cancelled                          (18,666)       5.72 -  5.72            5.72
                                     -------                              ------

Outstanding at October 31, 1999      464,432        3.00 -  6.28          $ 3.52
  Granted                              2,000       10.00 - 10.00           10.00
  Cancelled                           (6,000)       5.72 -  5.72            5.72
                                     -------                              ------

Outstanding at December 31, 1999     460,432        3.00 - 10.00          $ 3.52
                                     =======                              ======


Options outstanding and exercisable at December 31, 1999 are as follows:

                                     Weighted
                                      Average        Weighted                       Weighted
                                     Remaining       Average                        Average
Range of Exercise      Number       Contractual      Exercise        Number         Exercise
     Prices         Outstanding        Life           Price       Exercisable        Price
     ------         -----------        ----           -----       -----------        -----
$3.00 to $ 4.75       389,998          8.90           $3.09          98,498          $3.00

 5.72 to  10.00        70,434          9.47            5.89              --             --
---------------       -------          ----           -----          ------          -----

$3.00 to $10.00       460,432          8.99           $3.52          98,498          $3.00
===============       =======          ====           =====          ======          =====


(9)  PRIVATE PLACEMENT OF EQUITY SECURITIES

On December 16, 1999 the Company raised $6.6 million in capital through the private placement of equity securities and a commitment from these investors for an additional $3.3 million, at Evercel's option (the "Private Placement"), for manufacturing expansion in the United States, working capital and general corporate purposes. Investors in the Private Placement received 264,000 Shares of Series A Convertible Preferred Stock at an issue price of $25 per share, with a dividend of 8 percent payable in additional Preferred Shares or in cash, which are convertible to common shares at a conversion price of $6.88. The Preferred Shares are callable by the Company three years following the issue date, or at any time one year following the issue date if certain Common stock price levels are reached. Each Preferred Share also carries a five-year warrant, which is exercisable into two shares of common stock at $8.25 per Share. The warrants are callable at any time after one year following the issue date if certain common stock price levels are reached during the warrant's five-year period. Each owner of Series A Shares is

                                  EVERCEL, INC.
                          Notes to Financial Statements
            December 31, 1999, October 31, 1999 and October 31, 1998
                 (dollars in thousands except per share amounts)


subject to a call by the Company to purchase additional Convertible Preferred Shares in an amount equal to 50 percent of its investment in Series A Shares. The call right by the Company expires August 31, 2000.

(10) EMPLOYEE BENEFITS

Subsequent to October 31, 1999, the Company started a defined contribution 401(K) plan ("The Safe Harbor Plan"). The plan provides for the Company to match employee contributions to The Safe Harbor Plan up to a maximum of 3% of the employees' gross W-2 earnings. For the years ended October 31, 1999 and 1998, the company participated in the FuelCell Capital Accumulation Plan. The Company contributed $2 and $28 to this plan for those periods, respectively. For the two months ended December 31, 1998, the Company contributed $8 to the Safe Harbor Plan. The Company also participated in the FuelCell Pension Plan for the year ended October 31, 1998, to which the Company contributed $33.

(11) INCOME TAXES

The components of income tax expense (benefit) were as follows for the two months ended December 31, 1999 and the years ended October 31, 1999 and 1998:

                             December 31,    October 31,   October 31,
                                 1999           1999           1998
                                 ----           ----           ----
Current:
  Federal                           --        $  (315)       $(1,006)
  State                             --            (45)            --
                               -------        -------        -------
                                    --           (360)        (1,006)
                               -------        -------        -------
Deferred:
  Federal                           --             --             --
  State                             --             --             --
                               -------        -------        -------

Total income tax benefit       $    --        $  (360)       $(1,006)
                               =======        =======        =======

                                  EVERCEL, INC.
                          Notes to Financial Statements
            December 31, 1999, October 31, 1999 and October 31, 1998
                 (dollars in thousands except per share amounts)


The reconciliation of the statutory income tax rate to the Company's effective income tax rate for the two months ended December 31, 1999 and the years ended October 31, 1999 and 1998 was as follows:

                                       December 31,   October 31,  October 31,
                                          1999           1999         1998
                                          ----           ----         ----

Statutory federal income tax rate        (34.0%)        (34.0%)      (34.0%)
Nondeductible expenditures                 1.1%          (0.4%)        3.8%
State tax, net of federal benefit           --           (0.9%)         --
Valuation Allowance                       32.9%          28.5%          --
                                          ----           ----         -----
Effective income tax rate                  0.0%          (6.8%)      (30.2%)
                                          ====           ====         =====

The Company's deferred tax assets and liabilities consisted of the following at December 31, 1999 and October 31, 1999:

                                                    December 31,     October 31,
                                                        1999            1999
                                                        ----            ----
Deferred tax assets:
  Incentive bonuses                                   $    --         $     6
  Vacation accrual                                         46              15
  Allowance for doubtful accounts                           2              --
  Net operating loss carryforwards                      2,451           1,929
                                                      -------         -------

Gross deferred tax assets                               2,499           1,950
  Valuation allowance                                  (2,445)         (1,937)
                                                      -------         -------

Deferred tax assets after Valuation allowance              54              13

Deferred liability -
  Accumulated depreciation                                (40)            (30)
  Incentive bonuses                                       (30)             --
  Other                                                    (1)             --
                                                      -------         -------

  Gross deferred tax liability                            (71)            (30)

  Net deferred tax assets/(liability)                 $   (17)        $   (17)
                                                      =======         =======


The Company has a federal net operating loss carryforward of approximately $5.8 million, of which $4.4 million will expire in 2018 and $1.4 million will expire in 2019.

                                  EVERCEL, INC.
                          Notes to Financial Statements
            December 31, 1999, October 31, 1999 and October 31, 1998
                 (dollars in thousands except per share amounts)


(12) SUBSEQUENT EVENT

The Company declared a 100% stock dividend having the effect of 2 for 1 stock split payable on March 22, 2000 to shareholders of record on March 7, 2000. All share and per share data have been adjusted retroactively to give effect to the stock dividend.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EVERCEL, INC.
                                 (Registrant)


                                 By:       /s/Robert L. Kanode
                                    --------------------------------------------
                                    Name:  Robert L. Kanode
                                    Title: President and Chief Executive Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                                            /s/Robert L. Kanode
                                    --------------------------------------------
                                    Name:  Robert L. Kanode      Date: 3/30/00
                                    Title: President, Chief Executive Officer
                                           and Director


                                             /s/Allen Charkey
                                    --------------------------------------------
                                    Name:  Allen Charkey         Date: 3/30/00
                                    Title: Executive Vice President and Chief
                                           Operating Officer and Director


                                             /s/Gregory Schulte
                                    --------------------------------------------
                                    Name:  Gregory Schulte       Date: 3/30/00
                                    Title: Chief Financial and Accounting
                                           Officer


                                            /s/Jerry D. Leitman
                                    --------------------------------------------
                                    Name:  Jerry D. Leitman      Date: 3/30/00
                                    Title: Chairman of the Board of Directors



                                    --------------------------------------------
                                    Name:  Thomas L. Kempner     Date:
                                    Title: Director


                                            /s/William A. Lawson
                                    --------------------------------------------
                                    Name:  William A. Lawson     Date: 3/30/00
                                    Title: Director

                                            /s/Warren D. Bagatelle
                                    --------------------------------------------
                                    Name:  Warren D. Bagatelle   Date: 3/30/00
                                    Title: Director



                                    --------------------------------------------
                                    Name:  James D. Gerson       Date:
                                    Title: Director



                                    --------------------------------------------
                                    Name:  Robert Gable          Date:
                                    Title: Director


                                            /s/John H. Gutfreund
                                    --------------------------------------------
                                    Name:  John H. Gutfreund     Date: 3/30/00
                                    Title: Director