Form 10-Q
period 2000-03-31
EVERCEL INC
filed 2000-05-15
CIK 1071119

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from: _____________ to ________________

         Commission File Number: 0-25411



                                  EVERCEL, INC.

             (Exact Name of Registrant as Specified in Its Charter)

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

The number of shares outstanding of the Registrants Common Stock, par value $.0001 as of May 12, 2000 was 6,983,258.

                                  EVERCEL, INC.
                                    FORM 10-Q
                                      INDEX

PART 1 - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

            Condensed Balance Sheets as of
            March 31, 2000 and December 31, 1999

            Condensed Statements of Operations
            for the three months ended March 31, 2000
            and March 31, 1999

            Condensed Statements of Cash Flows
            for the three months ended March 31, 2000
            and March 31, 1999

            Notes to Unaudited Condensed
            Financial Statements

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-k

        Signatures

                                  EVERCEL, INC.
                            CONDENSED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)



                                                 (Unaudited)
                                                   March 31,   December 31,
                      ASSETS                          2000          1999
                                               -----------------------------

Current assets:
   Cash and cash equivalents                      $    3,063     $    6,117
   Accounts receivable                                    21            193
   Inventories                                           292            159
   Other current assets                                  177             35
                                                  ----------     ----------
      Total current assets                             3,553          6,504

   Property, plant and equipment, net                  1,952          1,991
   Other assets, net                                   1,755            315
                                                  ----------     ----------
TOTAL ASSETS                                      $    7,260     $    8,810
                                                  ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $      535     $      391
   Accrued liabilities                                   734            351
                                                  ----------     ----------
      Total current liabilities                        1,269            742

Shareholders'equity:

   Preferred Stock ($0.01 par value);
      1,000,000 shares authorized: 264,000
      issued and outstanding at March 31,
      2000 and December 31, 1999 (with
      cumulative dividends at 8%).                         3              3
   Common Stock ($0.01 par value);
      10,000,000 shares authorized:
      5,733,258 and 5,722,090 issued and
      outstanding at March 31, 2000 and
      December 31, 1999, respectively.                    57             57
   Additional paid-in-capital                         13,986         14,084
   Note receivable from shareholder                     (300)          (300)
   Accumulated deficit                                (7,755)        (5,776)
                                                  ----------     ----------
      Total shareholders'equity                        5,991          8,068
                                                  ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $    7,260     $    8,810
                                                  ==========     ==========




                  See notes to condensed financial statements.

                                  EVERCEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                     Three Months Ended
                                             -----------------------------------
                                                 March 31,         March 31,
                                                   2000              1999
                                             ------------------ ----------------

Revenues                                        $        5        $       -
Cost and expenses:
   Cost of revenues                                      5                -
   Administrative and selling expenses               1,363               465
   Research and development                            679               512
                                                ----------        ----------
      Total operating costs and expenses             2,047               977
                                                ==========        ==========

Loss from operations                                (2,042)             (977)

Interest Expense                                         -               (15)
Interest Income                                         63                 -
                                                ----------        ----------

Loss before income tax benefit                      (1,979)             (992)

Income tax benefit                                      -               (111)
                                                ----------        ----------

Net loss                                            (1,979)             (881)

Preferred stock dividends                             (132)               -
                                                ----------        ----------

Net loss - common shareholders                  $   (2,111)       $     (881)
                                                ==========        ==========

Basic and diluted loss per share                $    (0.37)       $    (0.16)
                                                ==========        ==========

Basic and diluted shares outstanding             5,733,258         5,555,724
                                                ==========        ==========






                  See notes to condensed financial statements.

                                  EVERCEL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                        Three Months Ended
                                                --------------------------------
                                                    March 31,         March 31,
                                                      2000               1999
                                                -----------------  -------------

Cash flows from operating activities:
Net loss                                           $    (1,979)       $    (881)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                          89                9
     (Increase) decrease in operating assets:
       Accounts receivable                                 172                -
       Inventories                                        (133)            (159)
       Other current assets                               (142)               -
     Increase (decrease) in operating
       liabilities:
       Accounts payable                                    144              146
       Accrued liabilities                                 251              165
     Other, net                                              -             (262)
                                                     ----------        ---------
   Net cash used in operating activities                (1,598)            (982)
                                                     ----------        ---------
Cash flows from investing activities:
   Capital expenditures                                 (1,490)            (446)
                                                     ----------        ---------
   Net cash used in investing activities                (1,490)            (446)
                                                     ----------        ---------
Cash flows from financing activities:
   Borrowings from FuelCell                                 -             1,126
   Proceeds from common stock issued                        34              669
   Contributions from FuelCell                              -              (340)
                                                     ----------        ---------
     Net cash provided by  financing activities             34            1,455
                                                     ----------        ---------
Net decrease (increase) in cash and cash
   equivalents                                          (3,054)              27
Cash and cash equivalents - beginning of period          6,117                1
                                                     ----------        ---------
Cash and cash equivalents - end of period          $     3,063        $      28
                                                     ==========        =========
Cash paid during the period for:
   Income taxes                                    $        -         $       -




                  See notes to condensed financial statements.

                                  EVERCEL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

On October 6, 1999,  the Board of Directors  voted to change the fiscal year end of Evercel, Inc. (the "Company") from October 31 to December 31. The accompanying financial statements represent the financial position of the Company as of March 31, 2000 and 1999, and the results of the Company for the three months ended March 31, 2000, and of the operations of the Battery Group of FuelCell Energy, Inc. ("FuelCell") for the period from January 1, 1999 through February 21, 1999 and of the Company from February 22, 1999 through March 31, 1999;

Comparative amounts for the three months ended March 31 are unaudited. In the opinion of management, the information presented in the unaudited three month statement reflects all adjustments necessary for a fair presentation of the Company's results of operations for that period.

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

Spin-off from FuelCell Energy, Joint Ventures and License Agreements

On February 22, 1999, FuelCell effected a spin-off of the Company by deconsolidating the financial statements of the Company and a Joint Venture from its consolidated financial statements. As part of the spin-off of the Company, FuelCell transferred capital assets (net), prepaid spin-off costs, accounts receivable and short-term liabilities amounting to $1,228,000, $501,000, $36,000 and $1,096,000, respectively. FuelCell distributed to its shareholders in a tax-free distribution one share of Evercel common stock for every three shares of common stock of FuelCell held on the record date of February 22, 1999. On April 5, 1999, the Company completed a rights offering of its shares at $3.00 per share and began trading.

In February 1998, FuelCell entered into the Nan Ya License Agreement with a joint venture between Nan Ya Plastics Corporation of Taiwan, a Formosa Plastics Group company, and Xiamen Three Circles Co., Ltd. of Xiamen, China for the use of the Company's nickel-zinc batteries in electric and hybrid electric vehicles in China, Taiwan, Hong Kong and Macao on an exclusive basis and for certain other Southeast Asian countries on a non-exclusive basis. The license agreement calls for the payment of $5.0 million in three stages and a royalty for the exclusive and non-exclusive territories. The payments include $1.5 million received by FuelCell in 1998, of which $1.3 million and $0.2 million, respectively were recorded on FuelCell's financial statements in 1999 and 1998. A further $2.0 million is to be paid to the Company based on completion of cycle life testing that was substantially achieved in December, 1999 and a final payment of $1.5 million to be paid to the Company upon completion of duplication of the battery at its facilities in China. The Nan Ya License Agreement provides that the Company has the right to invest the final payment in equity in the joint venture manufacturing and sales organization formed between Nan Ya Plastics and Xiamen Three Circles Co., Ltd.

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

In accordance with a License Assistance Agreement entered into between the Company and FuelCell, the Company has agreed to provide all services and assistance necessary for it to effectively fulfill, on behalf of FuelCell, all of FuelCell's obligations under the Joint Venture and the related license agreement until such time as FuelCell obtains the approval from the Chinese partner and appropriate Chinese governmental authority for the assignment of such agreements to the Company. In return for such assistance, FuelCell will pay to the Company and the Company will pay to FuelCell an amount equal to the sum of all money, dividends, profits, reimbursements, distributions and payments actually paid to FuelCell or paid by FuelCell in cash or in kind or otherwise accruing to FuelCell pursuant to the Joint Venture contract and related license agreement. All expenses and costs incurred by the Company in meeting the obligations under the License Assistance Agreement shall be solely those of the Company, and FuelCell shall not be liable for their payment. The Company accounts for its involvement in the Joint Venture under the License Assistance Agreement in a manner similar to the equity method of accounting as a result of the fact that it does not have significant control over the Joint Venture.



(3) Inventory

Inventories consists of the following:
                                       March 31,      December 31,
                                         2000             1999
                                         ----             ----

        Raw Materials                  $    226         $    123
        Work in Progress                     42               23
        Finished Goods                       24               13
                                        -------          -------
        Total Inventories              $    292         $    159
                                        =======          =======




(4) Subsequent Events

On May 12, 2000 the Company completed a secondary stock offering of 1,250,000 common shares at $12.50 per share, from which the Company received approximately $14.1 million of proceeds, net of expenses.

                                  EVERCEL, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements, including statements regarding the Company's plans and expectations regarding the development and commercialization of its nickel-zinc battery technology. When used in this Report, the words "expects", "anticipates", "estimates", "should", "will", "could", "would", "may", and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, the risk that cost reduction in the manufacturing process will not be achieved to the extent necessary to facilitate commercialization, the risk that the company will not initiate commercial sales as currently scheduled, the risk that the Company's manufacturing capacity will not be increased as planned, general risks associated with product development, manufacturing and introduction, rapid technological changes and competition as well as other risks set forth in the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained herein speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.


Overview
         We develop, design and have begun to manufacture high-performance rechargeable batteries. To date, our operations have mainly consisted of research and development activities with commercial and manufacturing operations continuing to accelerate in year 2000. We recognize revenue on the date our products are shipped. To date, revenues have primarily resulted from shipment of sample products to potential customers.
         FuelCell has licensed the rights to manufacture scooter batteries through the Joint Venture. Under our license assistance agreement with FuelCell, we have assumed the rights, benefits and obligations of Fuel Cell's 50.5% ownership of the Joint Venture. We will account for our involvement in the Joint Venture under the License Assistance Agreement using the equity method of accounting, in which we record our share of earnings or losses from the Joint Venture in our statement of operations.
         On February 16, 1999, FuelCell transferred the principal assets, intellectual property and liabilities related to its battery business group to its subsidiary Evercel, Inc. On February 22, 1999, FuelCell distributed to its shareholders shares of our common stock in a tax-free distribution. In April 1999, we received $7.8 million from the sale of shares of our common stock at $3.00 per share pursuant to a rights offering. We continue to pay FuelCell for certain administrative services in accordance with a services agreement. Results shown before the period of the spin-off reflect our activity as the Battery Group of FuelCell.

Results of Operations

Three Months Ended March 31, 2000 Compared with Three Months Ended
March 31, 1999

         We had revenues of $5,000 for the three months ended March 31, 2000 compared to none for the three months ended March 31, 1999. The revenues in the 2000 period were due to consumer samples sold in our efforts to commercialize our nickel-zinc batteries. Cost of revenues of $5,000 for the three months ended March 31, 2000 were due to the cost of the samples shipped.
         Administrative and selling expenses increased from $465,000 for the three months ended March 31, 1999 to $1,363,000 for the three months ended March 31, 2000. The increase is the result of the full staffing of administrative functions during the latter half of 1999, including the addition of a Chief Executive Officer, Chief Financial Officer and other administrative personnel, the costs of being an independent publicly traded company, and selling, marketing and administrative activities to ready us for commercialization of our nickel-zinc battery technology.
         Research and development expenses increased 33% to $679,000 for three months ended March 31, 2000 from $512,000 for the three months ended March 31, 1999 due to product development activity relating to the commercialization of our battery technology.

         Interest income of $63,000 for the three months ended March 31, 2000 increased from none for three months ended March 31, 1999 due to interest income on funds received from the 1999 offerings. We recognized a tax benefit of $111,000 in the three months ended March 31, 1999 due to our inclusion in the consolidated tax return of FuelCell. We have not recorded the tax benefit of operating losses for the same period in 2000, pursuant to Financial Accounting Standard No. 109, "Accounting for Income Taxes."




Liquidity and Capital Resources

The Company has funded its operations primarily through cash generated from sales of equity. On May 12, 2000 we concluded a secondary stock offering of our common stock with net proceeds of $14,113,000.

At March 31, 2000 the Company had working capital of $2,284,000, including cash and cash equivalents of $3,063,000, compared to working capital of $5,762,000, including cash and cash equivalents of $6,117,000 at December 31, 1999.

Preferred stock dividends accrued on the Series A Preferred Stock issued in December 1999 were $132,000 in the three months ended March 31, 2000 compared to none in the three months ended March 31, 1999.

The Company's capital expenditures are incurred primarily to support the expected commencement of full scale production. Capital expenditures for the first quarter were $1,490,000.

The Company anticipates that its existing capital resources, including those mentioned above, together with anticipated revenues will be adequate to satisfy existing financial requirements and agreements for at least the next twelve months.



Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The investment portfolio includes money market accounts in U.S. financial institutions. Cash is invested overnight with high credit quality financial institutions. Based on the Company's overall interest exposure, including all interest rate sensitive instruments, a near-term change in interest rate movements would not materially affect the results of operations or financial position of the Company.


PART II - OTHER INFORMATION

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

27 Financial Data Schedule

(B)      REPORTS ON FORM 8-K

None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EVERCEL, INC.
                                     (Registrant)


                                     By: /s/ GREGORY SCHULTE
                                        ---------------------------
                                    Name:  Gregory Schulte       Date: 5/15/00
                                    Title: Chief Financial and Accounting
                                              Officer, Treasurer and Secretary