Form 10-Q
period 2000-06-30
EVERCEL INC
filed 2000-08-14
CIK 1071119

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2000

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

The number of shares outstanding of the Registrant's Common Stock, par value $.01 as of July 25, 2000 was 7,124,338.

                                  EVERCEL, INC.
                                    FORM 10-Q
                                      INDEX

PART 1 - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

             Condensed Balance Sheets as of
             June 30, 2000 and December 31, 1999

             Condensed Statements of Operations for the three months ended June 30, 2000 and June 30, 1999

             Condensed Statements of Operations
             for the six months ended June 30, 2000
             and June 30, 1999

             Condensed Statements of Cash Flows for the six months ended June 30, 2000 and June 30, 1999

             Notes to Unaudited Condensed
             Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

            Signatures

                                  EVERCEL, INC.
                            CONDENSED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)



                                                     (Unaudited)
                                                       JUNE 30,     DECEMBER 31,
                      ASSETS                             2000            1999
                      -------                       ----------------------------
Current assets:
   Cash and cash equivalents                         $   15,168      $    6,117
   Accounts receivable                                       24             193
   Inventories                                              297             159
   Other current assets                                     225              35
                                                     ----------      ----------
      Total current assets                               15,714           6,504

   Property, plant and equipment, net                     1,990           1,703
   Other assets, including deposits on new
     equipment, net                                       2,587             603
                                                     ----------             ---

TOTAL ASSETS                                         $   20,291      $    8,810
                                                     ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:

   Accounts payable                                  $      137      $      391
   Accrued liabilities                                      779             351
                                                     ----------      ----------
      Total current liabilities                             916             742

Long term-debt:
   Long-term obligations under capital leases                17              -
                                                     ----------      ----------
       Total liabilities                                    933            742

Shareholders' equity:

   Preferred Stock ($0.01 par value); 1,000,000
      shares authorized: 264,000 issued and
      outstanding at June 30, 2000 and December
      31, 1999 (with cumulative dividends at 8%).             3               3
   Common Stock ($0.01 par value); 10,000,000
      shares authorized: 7,124,338 and 5,722,090
      issued and outstanding at June 30, 2000 and
      December 31, 1999, respectively.                       71              57
   Additional paid-in-capital                            29,778          14,084
   Note receivable from shareholder                        (300)           (300)
   Accumulated deficit                                  (10,194)         (5,776)
                                                     -----------     -----------
      Total shareholders' equity                         19,358           8,068
                                                     ----------      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   20,291      $    8,810
                                                     ===========     ==========


                  See notes to condensed financial statements.

                                  EVERCEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                       THREE MONTHS ENDED
                                               ---------------------------------
                                                   JUNE 30,          JUNE 30,
                                                     2000              1999
                                               ------------------ --------------

Revenues                                          $       59        $       -
Cost and expenses:
   Cost of revenues                                      240                -
   Administrative and selling expenses                 1,753               765
   Research and development                            1,018               722
                                                  ----------        ----------
      Total operating costs and expenses               3,011             1,487
                                                  ----------        ----------

Loss from operations                                  (2,952)           (1,487)


Interest income, net                                     171                53

License fee income                                       572                -

Losses of unconsolidated affiliate                       (43)               -
Other income (expense)                                   (99)               (1)
                                                  ------------      ----------

Loss before income taxes                              (2,351)           (1,435)

Income tax expense                                        88                -
                                                  -----------       ----------

Net loss                                              (2,439)           (1,435)

Preferred stock dividends                               (132)               -
                                                  ----------        ----------

Net loss - common shareholders                    $   (2,571)        $  (1,435)
                                                  ==========        ==========

Basic and diluted loss per share                  $    (0.41)        $   (0.26)
                                                  ==========        ==========

Basic and diluted shares outstanding                   6,254             5,528
                                                  ==========        ==========


                  See notes to condensed financial statements.

                                  EVERCEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)


                                                        SIX MONTHS ENDED
                                               ---------------------------------
                                                    JUNE 30,          JUNE 30,
                                                     2000              1999
                                               ------------------ --------------

Revenues                                          $       64        $       -
Cost and expenses:
   Cost of revenues                                      245                -
   Administrative and selling expenses                 3,116             1,230
   Research and development                            1,697             1,234
                                                  ----------        ----------
      Total operating costs and expenses               5,058             2,464
                                                  ----------        ----------

Loss from operations                                  (4,994)           (2,464)

Interest income, net                                     234                38
License fee income                                       572                -
Losses of unconsolidated affiliate                       (43)               -
Other income (expense)                                   (99)               (1)
                                                  ----------        ----------

Loss before income taxes                              (4,330)           (2,427)

Income tax expense (benefit)                              88              (111)
                                                  -----------       ----------

Net loss                                              (4,418)           (2,316)

Preferred stock dividends                               (264)               -
                                                  ----------        ----------

Net loss - common shareholders                    $   (4,682)       $   (2,316)
                                                  ==========        ==========

Basic and diluted loss per share                  $    (0.78)       $    (0.58)
                                                  ==========        ==========

Basic and diluted shares outstanding                   6,028             3,993
                                                  ==========             =====



                  See notes to condensed financial statements.

                                  EVERCEL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                                              SIX MONTHS ENDED
                                                                   ------------------------------------
                                                                           JUNE 30,        JUNE 30,
                                                                             2000            1999
                                                                   -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                              $    (4,418)       $    (2,316)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                            185                 62
     (Increase) decrease in operating assets:
       Accounts receivable                                                    169                 13
       Inventories                                                           (138)              (157)
       Other current assets                                                  (190)                -
     Increase (decrease) in operating liabilities:
       Accounts payable                                                      (254)               (43)
       Accrued liabilities                                                    319                326
     Other, net                                                                83                254
                                                                      -----------        -----------
   Net cash used in operating activities                                   (4,244)            (1,861)
                                                                      -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                    (2,367)              (849)
    Investment in subsidiaries                                               (155)                 -
                                                                      -------------      -----------
   Net cash used in investing activities                                   (2,522)              (849)
                                                                      -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings from FuelCell                                                    -                (821)

    Preferred stock dividends paid                                           (155)                -
    Proceeds from common stock issued                                      15,972              7,729
   Contributions from FuelCell                                                 -                (340)
                                                                      -----------        ------------
     Net cash provided by  financing activities                            15,817              3,858
                                                                      -----------        -----------
Net decrease (increase) in cash and cash equivalents                        9,051              3,784
Cash and cash equivalents - beginning of period                             6,117                  1
                                                                      -----------        -----------
Cash and cash equivalents - end of period                             $    15,168        $     3,859
                                                                      ===========        ===========
CASH PAID DURING THE PERIOD FOR:

   Income taxes                                                       $        88        $        -



                  See notes to condensed financial statements.

                                  EVERCEL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

On October 6, 1999,  the Board of Directors  voted to change the fiscal year end of Evercel, Inc. (the "Company") from October 31 to December 31. The accompanying financial statements represent the financial position of the Company as of June 30, 2000 and 1999, and the results of operations of the Company for the three months ended June 30, 2000 and the period from February 22, 1999 to June 30, 1999 and the results of operations of the Battery Group of FuelCell Energy, Inc. ("FuelCell") for the period from January 1, 1999 through February 21, 1999.

Comparative amounts for the three and six months ended June 30 are unaudited. In the opinion of management, the information presented in the unaudited three and six month statements reflects all adjustments necessary for a fair presentation of the Company's results of operations for those periods.

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

In February 1998, FuelCell entered into the Nan Ya License Agreement with a joint venture between Nan Ya Plastics Corporation of Taiwan, a Formosa Plastics Group company, and Xiamen Three Circles Co., Ltd. of Xiamen, China for the use of the Company's nickel-zinc batteries in electric and hybrid electric vehicles in China, Taiwan, Hong Kong and Macao on an exclusive basis and for certain other Southeast Asian countries on a non-exclusive basis. The license agreement calls for the payment of $5.0 million in three stages and a royalty for the exclusive and non-exclusive territories. The payments include $1.5 million received by FuelCell in 1998, of which $1.3 million and $0.2 million, respectively were recorded on FuelCell's financial statements in 1999 and 1998. A further $2.0 million was to be paid to the Company based on cycle life testing that was substantially achieved in December, 1999. Although we believe the principal milestone conditions have been achieved and we have received $572,000, we cannot guarantee that we will receive the remaining balance. If the Company receives the balance of the $2.0 million payment, we may also be entitled to a final payment of $1.5 million to be paid to the Company upon completion of duplication of the battery at its facilities in China. The Nan Ya License Agreement provides that the Company has the right to invest the final payment in equity in the joint venture manufacturing and sales organization formed between Nan Ya Plastics and Xiamen Three Circles Co., Ltd.
                                       7

In July 1998, FuelCell also entered into a Technology Transfer and License Contract (the "Three Circles License Agreement") with Xiamen Three Circles-ERC Battery Corp., Ltd. for the use of the Company's nickel-zinc batteries in electric bicycles, scooters, three-wheel vehicles, off-road vehicles, and miners' safety lamps in China on an exclusive basis and Southeast Asia on a non-exclusive basis. The license included an initial payment to FuelCell of $3 million. In connection with the Three Circles License Agreement, FuelCell also entered into a joint venture agreement with Xiamen Three Circles Co., Ltd., used this $3.0 million as its initial investment in the joint venture and subsequently contributed an additional $80,500 to receive a 50.5% share of the joint venture called Xiamen Three Circle-ERC Battery Corp. (the "Joint Venture"). Pursuant to the Three Circles License Agreement, the Joint Venture must also pay the Company certain royalties based upon the net sales of nickel-zinc batteries sold, leased or transferred in the applicable territories. In addition the Joint Venture may sub-license the Company's technology to third parties in China, Hong Kong, Taiwan and Macao on a non-exclusive basis.

In accordance with a License Assistance Agreement entered into between the Company and FuelCell, the Company has agreed to provide all services and assistance necessary for it to effectively fulfill, on behalf of FuelCell, all of FuelCell's obligations under the Joint Venture and the related license agreement until such time as FuelCell obtains the approval from the Chinese partner and appropriate Chinese governmental authority for the assignment of such agreements to the Company. In return for such assistance, FuelCell will pay to the Company an amount equal to the sum of all money, dividends, profits, reimbursements, distributions and payments actually paid to FuelCell pursuant to the Joint Venture contract and related license agreement. The Company would pay FuelCell all payments made by FuelCell pursuant to the Joint Venture contract and related license agreement. All expenses and costs incurred by the Company in meeting the obligations under the License Assistance Agreement shall be solely those of the Company, and FuelCell shall not be liable for their payment. The Company accounts for its involvement in the Joint Venture under the License Assistance Agreement in a manner similar to the equity method of accounting as a result of the fact that it does not have significant control over the Joint Venture.

(3) CAPITALIZATION

The Company declared a 100% stock dividend having the effect of a 2-for-1 stock split payable on March 22, 2000 to shareholders of record on March 7, 2000. All share and per share data have been adjusted retroactively to give effect to the stock dividend.

On May 12, 2000 the Company completed a stock offering of 1,250,000 common shares at $12.50 per share, and on May 22, 2000 the underwriter, Burnham Securities Inc., exercised an over-allotment option of 141,080 shares resulting in total net proceeds of $15,940,000.

(4) INVENTORY

Inventories consists of the following:
                                    June 30,       December 31,
                                      2000             1999
                                      ----             ----

        Raw Materials             $    166         $    123
        Work in Progress               131               23
        Finished Goods                  -                13
                                   --------         --------

        Total Inventories         $    297         $    159
                                   ========         ========




(5) SUBSEQUENT EVENTS

- On July 13, 2000 Madison Capital Group, USA, LLC, acting as financial advisor to the participating investors, announced the incorporation of OXYGEN, S.p.A. in Italy. The Company is an initial investor and will be the exclusive supplier of batteries to Oxygen, which has been created to provide transportation solutions in Italy, including non-polluting electric two-wheeled vehicles and the necessary infrastructure to make these vehicles feasible and affordable.

- On July 17, 2000 the Company announced that it will locate its North American manufacturing operation in a 97,600 square foot building in Newport News, Virginia. The Company will begin installing the first automated manufacturing line in August and the initial product to come off this new line will be the Company's trolling motor marine battery for the North America sport fishing market.

- On July 19, 2000 the Company introduced its Evertroll(R) battery, a high performance battery made expressly to power electric trolling motors in fishing boats. The battery was formally unveiled at a press conference on July 20, 2000, at the International Convention of Allied Sportfishing Trades (ICAST) 2000 & BASS Masters Classic Outdoor show in Chicago.

- On July 19, 2000 at the Company's Annual Meeting, the Company's shareholders approved an increase in the number of common shares authorized from 10 million to 30 million and expanded the 1998 Equity Incentive Plan from 600,000 to 1,300,000 shares.

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

         FuelCell Energy, Inc. ("FuelCell") has licensed the rights to manufacture scooter batteries through the Joint Venture. Under our license assistance agreement with FuelCell, we have assumed the rights, benefits and obligations of Fuel Cell's 50.5% ownership of the Joint Venture. We will account for our involvement in the Joint Venture under the License Assistance Agreement using the equity method of accounting, in which we record our share of earnings or losses from the Joint Venture in our statement of operations.

         On February 16, 1999, FuelCell transferred the principal assets, intellectual property and liabilities related to its battery business group to us. On February 22, 1999, FuelCell distributed to its shareholders shares of our common stock in a tax-free distribution.We continue to pay FuelCell for certain administrative services in accordance with a services agreement. Results shown before the period of the spin-off reflect our activity as the Battery Group of FuelCell.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

         We had revenues of $59,000 for the three months ended June 30, 2000 compared to none for the three months ended June 30, 1999. The revenues in the 2000 period were due to consumer samples sold in our efforts to commercialize our nickel-zinc batteries. Cost of revenues of $240,000 for the three months ended June 30, 2000 represent the costs to produce the sample batteries, which approximates revenues, as well as a charge to adjust inventory to net realizable value. There were no cost of revenues for the same period in 1999.

         Administrative and selling expenses increased 129% to $1,753,000 for the three months ended June 30, 2000 from $765,000 for the three months ended June 30, 1999. The increase is the result of staffing administrative functions during the latter half of 1999, including executive, finance, human resources, sales and marketing, the legal and financial costs of being an independent publicly traded company, and selling, marketing and administrative activities to prepare us for commercialization of our nickel-zinc battery technology.

         Research and development expenses increased 41% to $1,018,000 for three months ended June 30, 2000 from $722,000 for the three months ended June 30, 1999 due to product development activity relating to the commercialization of our battery technology.
                                       10

         Net interest income of $171,000 for the three months ended June 30, 2000 increased from $53,000 for three months ended June 30, 1999 due to interest income on funds received from the May 2000 public offering versus the funds received from the April 1999 rights offering. License fee income of $572,000 was received in the three months ended June 30, 2000 related to the Nan Ya license agreement. Our share of the Joint Venture losses in the quarter ended June 30, 2000 was $43,000. We recognized a tax expense of $88,000 in the three months ended June 30, 2000 for taxes on the license fee payment and have not recorded the tax benefit of operating losses in the three months ended June 30, 2000 or 1999 pursuant to Financial Accounting Standard No.109, "Accounting for Income Taxes."


SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

         We had revenues of $64,000 for the six months ended June 30, 2000 compared to none for the six months ended June 30, 1999. The revenues in the 2000 period were due to consumer samples sold in our efforts to commercialize our nickel-zinc batteries. Cost of revenues of $245,000 for the six months ended June 30, 2000 represents the costs to produce the sample batteries, which approximate revenues, as well as a charge to adjust inventory to net realizable value. There were no cost of revenues for the same period in 1999.

         Administrative and selling expenses increased 153% to $3,116,000 for the six months ended June 30, 2000 from $1,230,000 for the six months ended June 30, 1999. The increase is the result of staffing administrative functions during the latter half of 1999, including executive, finance, human resources, sales and marketing, the legal and financial costs of being an independent publicly traded company, and selling, marketing and administrative activities to prepare us for commercialization of our nickel-zinc battery technology.

         Research and development expenses increased 38% to $1,697,000 for six months ended June 30, 2000 from $1,234,000 for the six months ended June 30, 1999 due to product development activity relating to the commercialization of our battery technology.

         Net interest income of $234,000 for the six months ended June 30, 2000 increased from $38,000 for the six months ended June 30, 1999 due to interest income on funds received from the May 2000 public offering versus the funds received from the April 1999 rights offering and interest paid to FuelCell Energy in 1999 on short-term borrowings. License fee income of $572,000 was received in the six months ended June 30, 2000 related to the Nan Ya license agreement. Our share of the Joint Venture losses in the six months ended June 30, 2000 was $43,000. We recognized a tax expense of $88,000 on the license fee payment in the six months ended June 30, 2000 and a tax benefit of $111,000 in the six months ended June 30, 1999 due to our inclusion in the consolidated tax return of FuelCell from January 1, 1999 through February 21, 1999. We have not recorded the tax benefit of operating losses in the six months ended June 30, 2000 or the period from February 22, 1999 through June 30, 1999 pursuant to Financial Accounting Standard No. 109, "Accounting for Income Taxes."

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our operations primarily through cash generated from sales of equity. On May 12, 2000 we concluded a stock offering of 1.25 million shares of our common stock and on May 22, 2000 our underwriter, Burnham Securities Inc., exercised an over-allotment option of 141,080 shares resulting in total net proceeds of $15,940,000.

         At June 30, 2000 we had working capital of $14,798,000, including cash and cash equivalents of $15,168,000, compared to working capital of $5,762,000, including cash and cash equivalents of $6,117,000 at December 31, 1999. In compliance with the terms of the Newport News, Virginia lease signed July 10, 2000 with Oakland Investors, L.C., we have designated a $1,000,000 letter of credit as a form of rent security which will restrict our use of cash and cash equivalents by the same amount.

         Preferred stock dividends accrued on the Series A Preferred Stock issued in December 1999 were $132,000 and $264,000 in the three and six months ended June 30, 2000, respectively. Dividend payments for the quarter ended March 31, 2000 and the period December 16 to December 31, 1999 totaling $155,000 were made on approximately April 15, 2000. As part of the December 1999 preferred offering, investors and the underwriter, Burnham Securities Inc., were issued warrants to purchase our common stock. If our common stock reaches certain price levels on or subsequent to December 16, 2000, we may choose to redeem the warrants. If all the warrants were exercised, we would receive $5.0 million in gross proceeds.
                                       11

         Our capital expenditures are incurred primarily to support the expected commencement of full scale production. Capital expenditures were $877,000 and $2,367,000 for the three and six month periods ended June 30, 2000.

         We anticipate that our existing capital resources, including those mentioned above, together with anticipated revenues will be adequate to satisfy existing financial requirements and agreements for at least the next twelve months.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The investment portfolio includes money market accounts in U.S. financial institutions. Cash is invested overnight with high credit quality financial institutions. Based on the Company's overall interest exposure, including all interest rate sensitive instruments, a near-term change in interest rate movements would not materially affect the results of operations or financial position of the Company.

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

27 Financial Data Schedule

(B)      REPORTS ON FORM 8-K

None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EVERCEL, INC.
                                       (Registrant)


                                       By:/s/ Robert L. Kanode
                                          --------------------
Date: August 14, 2000                       Name:  Robert L. Kanode
                                            Title: President and Chief Executive
                                                   Officer