Form 10-Q
period 2000-09-30
EVERCEL INC
filed 2000-11-13
CIK 1071119

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     MARK ONE

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2000
                                     ------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from: _____________ to ________________

     Commission File Number: 0-25411
                             -------

                                  EVERCEL, INC.

             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                          06-1528142
          --------                                          ----------
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

Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, par value $.01 as of October 25, 2000 was 7,293,865.

                                  EVERCEL, INC.
                                    FORM 10-Q
                                      INDEX

PART 1 - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Financial Statements

         Condensed Balance Sheets as of
         September 30, 2000 and December 31, 1999

         Condensed Statements of Operations
         for the three months ended September 30, 2000
         and September 30, 1999

         Condensed Statements of Operations
         for the nine months ended September 30, 2000
         and September 30, 1999

         Condensed Statements of Cash Flows
         for the nine months ended September 30, 2000
         and September 30, 1999

         Notes to Unaudited Condensed
         Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                                  EVERCEL, INC.
                            CONDENSED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)



                                                   SEPTEMBER 30,    DECEMBER 31,
                ASSETS                                 2000            1999
                -------                            (UNAUDITED)
                                                 -------------------------------

Current assets:
  Cash and cash equivalents                          $  9,596        $  6,117
  Accounts receivable                                      49             193
  Inventories                                             598             159
  Other current assets                                    406              35
                                                     --------        --------
    Total current assets                               10,649           6,504

  Property, plant and equipment, net                    3,213           1,703
  Other assets, including deposits on new
    equipment, net                                      5,311             603
                                                     --------        --------

TOTAL ASSETS                                         $ 19,173        $  8,810
                                                     ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                   $  1,208        $    391
  Accrued liabilities                                   1,259             351
                                                     --------        --------
    Total current liabilities                           2,467             742


Long-term liabilities                                     115              --
                                                     --------        --------
    Total liabilities                                   2,582             742

Shareholders' equity:

  Preferred Stock ($0.01 par value); 1,000,000
    shares authorized: 264,000 issued and
    outstanding at September 30, 2000 and
    December 31, 1999 (with cumulative
    dividends at 8%)                                        3               3
  Common Stock ($0.01 par value); 30,000,000
    shares authorized: 7,137,504 and 5,722,090
    issued and outstanding at September 30,
    2000 and December 31, 1999, respectively               71              57
  Additional paid-in-capital                           30,103          14,084
  Note receivable from shareholder                       (300)           (300)
  Accumulated deficit                                 (13,286)         (5,776)
                                                     --------        --------
    Total shareholders' equity                         16,591           8,068
                                                     --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 19,173        $  8,810
                                                     ========        ========




                  See notes to condensed financial statements.

                                  EVERCEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                         THREE MONTHS ENDED
                                                   -----------------------------
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2000            1999
                                                   -------------   -------------

Revenues                                             $    30         $    --
Cost and expenses:
  Cost of revenues                                        41              --
  Administrative and selling expenses                  1,864             587
  Research and development                             1,366             712
                                                     -------         -------
    Total operating costs and expenses                 3,271           1,299
                                                     -------         -------

Loss from operations                                  (3,241)         (1,299)

Interest income, net                                     220              42
License fee income                                        --              --
Losses of unconsolidated affiliate                       (71)             --
Other income (expense)                                    --              --
                                                     -------         -------

Loss before income taxes                              (3,092)         (1,257)

Income tax expense                                        --              --
                                                     -------         -------

Net loss                                              (3,092)         (1,257)

Preferred stock dividends                               (132)             --
                                                     -------         -------

Net loss - common shareholders                       $(3,224)        $(1,257)
                                                     =======         =======

Basic and diluted loss per share                     $ (0.45)        $ (0.22)
                                                     =======         =======

Basic and diluted shares outstanding                   7,128           5,722
                                                     =======         =======



                  See notes to condensed financial statements.

                                  EVERCEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                          NINE MONTHS ENDED
                                                   -----------------------------
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2000            1999
                                                   -------------   -------------

Revenues                                             $    94         $    --
Cost and expenses:
  Cost of revenues                                       286              --
  Administrative and selling expenses                  5,079           1,817
  Research and development                             3,063           1,946
                                                     -------         -------
    Total operating costs and expenses                 8,428           3,763
                                                     -------         -------

Loss from operations                                  (8,334)         (3,763)

Interest income, net                                     454              80
License fee income                                       572              --
Losses of unconsolidated affiliate                      (114)             --
Other income (expense)                                    --              (1)
                                                     -------         -------

Loss before income taxes                              (7,422)         (3,684)

Income tax expense (benefit)                              88            (111)
                                                     -------         -------

Net loss                                              (7,510)         (3,573)

Preferred stock dividends                               (396)             --
                                                     -------         -------

Net loss - common shareholders                       $(7,906)        $(3,573)
                                                     =======         =======

Basic and diluted loss per share                     $ (1.22)        $ (0.80)
                                                     =======         =======

Basic and diluted shares outstanding                   6,455           4,466
                                                     =======         =======



                  See notes to condensed financial statements.

                                  EVERCEL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                          NINE MONTHS ENDED
                                                   -----------------------------
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2000            1999
                                                   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                             $(7,510)        $(3,573)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                        286             128
    (Increase) decrease in operating assets:
      Accounts receivable                                144              13
      Inventories                                       (439)           (155)
      Other current assets                              (371)             --
    Increase (decrease) in operating liabilities:
      Accounts payable                                   817              49
      Accrued liabilities                                798             297
    Other, net                                           152             291
                                                     -------         -------
  Net cash used in operating activities               (6,123)         (2,950)
                                                     -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (3,887)         (1,107)
  Investment in subsidiaries                          (2,654)             --
                                                     -------         -------
  Net cash used in investing activities               (6,541)         (1,107)
                                                     -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from FuelCell Energy, Inc                    --            (821)
  Preferred stock dividends paid                        (286)             --
  Proceeds from common stock issued                   16,429           7,735
  Contributions from FuelCell Energy, Inc.                --            (340)
                                                     -------         -------
    Net cash provided by financing activities         16,143           6,574
                                                     -------         -------
Net increase in cash and cash equivalents              3,479           2,517
Cash and cash equivalents - beginning of period        6,117               1
                                                     -------         -------
Cash and cash equivalents - end of period            $ 9,596         $ 2,518
                                                     =======         =======
CASH PAID DURING THE PERIOD FOR:

  Income taxes                                       $    88         $    --
                                                     =======         =======



                  See notes to condensed financial statements.

                                  EVERCEL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



(1) BASIS OF PRESENTATION

On October 6, 1999, the Board of Directors voted to change the fiscal year end of Evercel, Inc. from October 31 to December 31. The accompanying financial statements represents our financial position as of September 30, 2000 and December 31, 1999, and the results of operations of Evercel, Inc. for the three and nine months ended September 30, 2000 , the three months ended September 30, 1999 and of the operations of the Battery Group of FuelCell Energy, Inc ("FuelCell") for the period January 1, 1999 through February 21, 1999 and of Evercel from February 22, 1999 through September 30, 1999.

Comparative amounts for the three and nine months ended September 30 are unaudited. In the opinion of management, the information presented in the unaudited three and nine month statements reflects all adjustments necessary for a fair presentation of our results of operations for those periods.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

We are engaged in the design and manufacture of innovative, patented nickel-zinc rechargeable batteries, as well as the research and design of other advanced battery technologies. The nickel-zinc battery has commercial applications in markets requiring long cycle life, light weight and relative cost efficiency.

SPIN-OFF FROM FUELCELL ENERGY, JOINT VENTURES AND LICENSE AGREEMENTS

On February 22, 1999, FuelCell effected a spin-off of us by deconsolidating the financial statements of Evercel and a Joint Venture from its consolidated financial statements. As part of the spin-off , FuelCell transferred capital assets (net), prepaid spin-off costs, accounts receivable and short-term liabilities amounting to $1,228,000, $501,000, $36,000 and $1,096,000, respectively. FuelCell distributed to its shareholders in a tax-free distribution one share of Evercel common stock for every three shares of common stock of FuelCell held on the record date of February 22, 1999. On April 5, 1999, we completed a rights offering of our shares at $3.00 per share and began trading.

In February 1998, FuelCell entered into the Nan Ya License Agreement with a joint venture between Nan Ya Plastics Corporation of Taiwan, a Formosa Plastics Group company, and Xiamen Three Circles Co., Ltd. of Xiamen, China for the use of our nickel-zinc batteries in electric and hybrid electric vehicles in China, Taiwan, Hong Kong and Macao on an exclusive basis and for certain other Southeast Asian countries on a non-exclusive basis. The license agreement calls for the payment of $5.0 million in three stages and a royalty for the exclusive and non-exclusive territories. The payments include $1.5 million received by FuelCell in 1998, of which $1.3 million and $0.2 million, respectively were recorded on FuelCell's financial statements in 1999 and 1998. A further $2.0 million was to be paid to us based on cycle life testing that was substantially achieved in December, 1999. Although we believe the principal milestone conditions have been achieved and we have received $572,000, we cannot guarantee that we will receive the remaining balance. If we receive the balance of the $2.0 million payment, we may also be entitled to a final payment of $1.5 million to be paid to us upon completion of duplication of the battery at its facilities in China. The Nan Ya License Agreement provides that we have the right to invest the final payment in equity in the joint venture manufacturing and sales organization formed between Nan Ya Plastics and Xiamen Three Circles Co., Ltd.

In July 1998, FuelCell also entered into a Technology Transfer and License Contract (the "Three Circles License Agreement") with Xiamen Three Circles-ERC Battery Corp., Ltd. for the use of our nickel-zinc batteries in electric bicycles, scooters, three-wheel vehicles, off-road vehicles, and miner's safety lamps in China on an exclusive basis and Southeast Asia on a non-exclusive basis. The license included an initial payment to FuelCell of $3 million. In connection with the Three Circles License Agreement, FuelCell also entered into a joint venture agreement with Xiamen Three Circles Co., Ltd., used this $3.0 million as its initial investment in the joint venture and subsequently contributed an additional $80,500 to receive a 50.5% share of the joint venture called Xiamen Three Circle-ERC Battery Corp. (the "Joint Venture"). Pursuant to the Three Circles License Agreement, the Joint Venture must also pay us certain royalties based upon the value of nickel-zinc batteries sold, leased or transferred in the applicable territories. In addition, the Joint Venture may sub-license our technology to third parties in China, Hong Kong, Taiwan and Macao on a non-exclusive basis. In August 2000, we invested an additional $2.5 million in the joint venture.

In accordance with a License Assistance Agreement entered into between us and FuelCell, we have agreed to provide all services and assistance necessary for it to effectively fulfill, on behalf of FuelCell, all of FuelCell's obligations under the Joint Venture and the related license agreement until such time as FuelCell obtains the approval from the Chinese partner and appropriate Chinese governmental authority for the assignment of such agreements to us. In return for such assistance, FuelCell will pay to us an amount equal to the sum of all money, dividends, profits, reimbursements, distributions and payments actually paid to FuelCell pursuant to the Joint Venture contract and related license agreement. We would pay FuelCell all payments made by FuelCell pursuant to the Joint Venture contract and related license agreement. All expenses and costs incurred by us in meeting the obligations under the License Assistance Agreement shall be solely ours, and FuelCell shall not be liable for their payment. We account for our involvement in the Joint Venture under the License Assistance Agreement under the equity method of accounting because we do not have significant control over the Joint Venture.

On July 13, 2000 Madison Capital Group, USA, LLC, acting as financial advisor to the participating investors, announced the incorporation of OXYGEN, S.p.A. in Italy. We have invested $154,000 in Oxygen, representing an initial investment interest of 26.7%, and we will be the exclusive supplier of batteries to Oxygen, which has been created to provide a complete transportation solution in Italy, including non-polluting electric two-wheeled vehicles and the necessary infrastructure to make these vehicles feasible and affordable.


(3) CAPITALIZATION

We declared a 100% stock dividend having the effect of a 2-for-1 stock split payable on March 22, 2000 to shareholders of record on March 7, 2000. All share and per share data have been adjusted retroactively to give effect to the stock dividend.

On May 12, 2000 we completed a stock offering of 1,250,000 common shares at $12.50 per share, and on May 22, 2000 the underwriter, Burnham Securities Inc., exercised an over-allotment option of 141,080 shares resulting in total net proceeds of $15,940,000.

On July 19, 2000 at our Annual Meeting, our shareholders approved an increase in the number of common shares authorized from 10 million to 30 million and expanded the authorization of shares under the 1998 Equity Incentive Plan from 600,000 to 1,300,000 shares.


(4) INVENTORY

Inventories consists of the following:

                                                September 30,     December 31,
                                                    2000              1999
                                                    ----              ----

        Raw Materials                              $  501           $  123
        Work in Progress                               97               23
        Finished Goods                                  -               13
                                                   ------           ------

        Total Inventories                          $  598           $  159
                                                   ======           ======


(5) SUBSEQUENT EVENTS

On October 12, 2000, we signed a joint Memorandum of Understanding with Oxygen, S.p.A. and Eurosolare, the solar energy division of the ENI Group of Italy to develop a series of solar powered electric vehicle maintenance and charging stations in key areas of major cities in Italy for use with our nickel-zinc batteries and traditional batteries. The charging stations will be used with Oxygen's electric scooters, as well as other electric vehicles. The first "stations" are planned for Rome (two) and Palermo (one) by December 31, 2000. Currently there are no further financial commitments to either Oxygen or Eurosolare.

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

     We have located our North American manufacturing operation in a 97,600 square foot building in Newport News, Virginia. We have nearly completed installing our first automated manufacturing line. The initial product to come off this new line will be our trolling motor marine battery for the North America sport fishing market.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

     We had revenues of $30,000 for the three months ended September 30, 2000 compared to none for the three months ended September 30, 1999. The revenues in the 2000 period were due to consumer samples sold in our efforts to commercialize our nickel-zinc batteries. Cost of revenues of $41,000 for the three months ended September 30, 2000 represent the costs to produce the sample batteries, which approximate revenues, as well as freight charges. There were no cost of revenues for the same period in 1999.

     Administrative and selling expenses increased 218% to $1,864,000 for the three months ended September 30, 2000 from $587,000 for the three months ended September 30, 1999. The increase is the result of additional staffing of administrative, financial and sales and marketing functions, relocation, severance and other employee costs, legal and financial costs of being an independent publicly traded company, and selling, marketing and administrative activities to prepare us for commercialization of our nickel-zinc battery technology.

     Research and development expenses increased 92% to $1,366,000 for three months ended September 30, 2000 from $712,000 for the three months ended September 30, 1999 due to additional staffing and product development activity relating to the commercialization of our battery technology.

     Net interest income of $220,000 for the three months ended September 30, 2000 increased from $42,000 for three months ended September 30, 1999 due to interest income on funds received from the May 2000 public offering. Our share of Joint Venture losses in the quarter ended September 30, 2000 was $71,000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

     We had revenues of $94,000 for the nine months ended September 30, 2000 compared to none for the nine months ended September 30, 1999. The revenues in the 2000 period were due to consumer samples sold in our efforts to commercialize our nickel-zinc batteries. Cost of revenues of $286,000 for the nine months ended September 30, 2000 represents the costs to produce the sample batteries, which approximate revenues and freight charges, as well as a charge to adjust inventory to net realizable value. There were no cost of revenues for the same period in 1999.

     Administrative and selling expenses increased 180% to $5,079,000 for the nine months ended September 30, 2000 from $1,817,000 for the nine months ended September 30, 1999. The increase is the result of additional staffing of administrative, financial and sales and marketing functions, relocation, severance and other employee costs, legal and financial costs of being an independent publicly traded company, and selling, marketing and administrative activities to prepare us for commercialization of our nickel-zinc battery technology.

     Research and development expenses increased 57% to $3,063,000 for nine months ended September 30, 2000 from $1,946,000 for the nine months ended September 30, 1999 due to additional staffing and product development activity relating to the commercialization of our battery technology.

     Net interest income of $454,000 for the nine months ended September 30, 2000 increased from $80,000 for the nine months ended September 30, 1999 due to interest income on funds received from the May 2000 public offering and interest paid to FuelCell Energy in 1999 on short-term borrowings. License fee income of $572,000 was received in the nine months ended September 30, 2000 related to the Nan Ya license agreement. Our share of Joint Venture losses in the nine months ended September 30, 2000 was $114,000. We recognized a tax expense of $88,000 on the license fee payment in the nine months ended September 30, 2000 and a tax benefit of $111,000 in the nine months ended September 30, 1999 due to our inclusion in the consolidated tax return of FuelCell from January 1, 1999 through February 21, 1999. We have not recorded the tax benefit of operating losses in the nine months ended September 30, 2000 or the period from February 22, 1999 through September 30, 1999 pursuant to Financial Accounting Standard No. 109, "Accounting for Income Taxes."


LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily through cash generated from sales of equity. On May 12, 2000 we concluded a stock offering of 1.25 million shares of our common stock and on May 22, 2000 our underwriter, Burnham Securities Inc., exercised an over-allotment option of 141,080 shares resulting in total net proceeds of $15,940,000.

     At September 30, 2000 we had working capital of $8,182,000, including cash and cash equivalents of $9,596,000, compared to working capital of $5,762,000, including cash and cash equivalents of $6,117,000 at December 31, 1999. In compliance with the terms of the Newport News, Virginia lease signed July 10, 2000 with Oakland Investors, L.C., we have executed a $1,000,000 letter of credit as a form of rent security, which will restrict our use of cash and cash equivalents by the same amount.

     Preferred stock dividends accrued on the Series A Preferred Stock issued in December 1999 were $132,000 and $396,000 in the three and nine months ended September 30, 2000, respectively. Dividend payment for each quarter is due and payable 15 days after the quarter end. As part of the December 1999 preferred offering, investors and the underwriter, Burnham Securities Inc., were issued warrants to purchase our common stock. If our common stock reaches certain price levels, we can redeem the warrants. If all the warrants were exercised, we would receive approximately $5.0 million in gross proceeds.

     Our capital expenditures are incurred primarily for production equipment in Newport News, Virginia. Capital expenditures were $1,520,000 and $3,887,000 for the three and nine month periods ended September 30, 2000.

     We are currently exploring various alternatives to raise capital over the next three to six months and are confident in our ability to do so. We anticipate that our existing capital resources, including those mentioned above, along with our ability to obtain new financing and our anticipated revenues, will be adequate to satisfy existing financial requirements and agreements.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The investment portfolio includes money market accounts in U.S. financial institutions. Cash is invested overnight with high credit quality financial institutions. Based on the Company's overall interest exposure, including all interest rate sensitive instruments, a near-term change in interest rate movements of 100 basis points would increase or decrease our net loss by $100,000.


PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

27   Financial Data Schedule

(B)  REPORTS ON FORM 8-K

None

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EVERCEL, INC.
                                      (Registrant)


                                      By: /s/ Robert L. Kanode
                                         ------------------------------
                                         Name:  Robert L. Kanode
Date: November 13, 2000                  Title: President and Chief Executive
                                                Officer