Form 10-K
period 2000-12-31
EVERCEL INC
filed 2001-03-30
CIK 1071119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from: ___________________________________

Commission File Number: 0-24852

EVERCEL, INC.

(Exact Name of Registrant as Specified in Its Charter)

------------------------------

DELAWARE	06-1528142
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

[X]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $66,495,541, which is based on the closing price of $7.00 on March 20, 2001. On March 20, 2001 there were 10,453,770 shares of Common Stock of the registrant issued and outstanding.

EVERCEL, INC.

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

PART I

Item 1. BUSINESS

Overview

     We have developed and are manufacturing rechargeable nickel-zinc batteries. We believe that our batteries have superior characteristics when compared to conventional lead-acid batteries. We are introducing this product into the domestic and international markets. We believe that our patented, independently tested and proven technology is superior to the competing battery technologies in our target markets. For a comparison of the battery performance characteristics of our nickel-zinc batteries with other types of batteries, see "Business - Competitive Battery Technologies" beginning on page 9. During 2001, we intend to manufacture and sell our rechargeable nickel-zinc batteries principally in two markets:

    the electric trolling motor market, primarily focused on sportfishing boats, which we estimate to have 1999 sales of approximately 3,000,000 lead acid batteries; and

    the scooter market, which we estimate to have 1999 worldwide sales of approximately 6,000,000 new gas and electric powered scooters.

     We are producing batteries (comparable in size to average car batteries) in the United States for use with electric trolling motors. We are also producing smaller batteries for the scooter market through our joint venture in Xiamen, PRC. We have received a commercial order from Oxygen, S.p.A., an affiliated manufacturer and distributor of electric vehicles, for our rechargeable nickel-zinc batteries for scooters in Italy. Our joint venture in the PRC began building these batteries in January 2001.

     We are focusing our marketing efforts on specialty applications of our rechargeable nickel-zinc batteries where our technology has significant competitive advantages and where the channels of distribution are relatively narrow, such as the electric trolling motor and scooter markets.

     We believe our rechargeable nickel-zinc batteries have a variety of other applications. We have developed and are prepared to market our rechargeable nickel-zinc batteries for lawn equipment. We are currently developing batteries for neighborhood electric vehicles, electric bicycles, and prototype battery packs for 42-volt battery automobile and truck systems. In addition, we intend to develop batteries for additional applications, such as uninterruptible power supplies and wheelchairs.

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

  extended run time;

  light weight;

  maintenance free construction;

  favorable environmental profile; and

  lower lifetime cost.

    These characteristics combine to result in a high-power, low-weight, low-maintenance battery with a lower lifetime cost when compared to other technologies in our target markets.

Verification of Our Technology

     From June 1999 to February 2000, JBI Corporation, an internationally recognized independent testing laboratory, conducted a cycle test on two of our rechargeable nickel-zinc batteries under controlled conditions. JBI repeatedly discharged 80% of the full energy of our batteries. At the conclusion of the test in February 2000, our batteries had run for over 500 cycles and the capacity of each of the batteries remained at over 80% of its original strength. Each cycle is one discharge and one charge. We believe that this independent test result is evidence of our success in developing the first commercially viable nickel-zinc battery.

     During 1999, the Nan Ya Plastics Division of Formosa Plastics Corporation conducted an internal test program for our nickel-zinc battery. The objective of its testing was to confirm our claims of performance and cycle life. The testing was considered successful by Nan Ya in December 1999 with over 600 cycles completed at an 80% depth of discharge.

     In late 1999, the Nan Ya Plastics Division submitted one of our batteries to the Taiwan Government Laboratory for testing in accordance with the Government of Taiwan Incentive Standard for Electric Scooters. This test simulates a severe driving environment for a scooter. The results of this test, which was completed in December 1999, showed that our battery in simulation exceeded 14,000 kilometers while the closest competitor traveled only 4,000 kilometers. As a result, scooter manufacturers installing our battery will receive the highest subsidy allowed under Taiwan Government regulations for the year 2001.

Market Opportunity

     In most deep discharge applications where the battery functions as the primary power source, we believe our nickel-zinc batteries will offer superior performance and lower lifetime cost than any other battery chemistries currently available on a commercial basis.

     The Electric Trolling Motor Market

     The electric trolling motor market exists almost exclusively in the United States sportfishing industry. We estimate that approximately 3,000,000 lead-acid batteries are sold in this market annually, priced at $100 to $300 (retail) per battery.

     Our electric trolling motor batteries are priced at $600 (retail) per battery, including a built-in charger. In addition, we offer a warranty which is longer than existing warranties for trolling motor batteries. While the retail price of the Evertroll battery is significantly higher than that of a lead-acid battery, we believe that the durability and extended life of the Evertroll battery will result in a cost per hour of operation over the life of the battery that will be less than one-half that of a lead-acid battery.

     Direct consumer sales make up 99% of the total trolling motor market. Therefore, we expect that our initial sales of electric trolling motor batteries will be to sportfishermen. In January and March 2001, our rechargeable nickel-zinc batteries were featured in major sporting catalogues that have a combined distribution of 6.2 million copies. In addition, we are working on building relationships with boat manufacturers and expect that our market will expand to include wholesale revenues.

     We believe, due to the popularity and technical equipment requirements of sport fishing, consumers are willing to spend over $600 for a premium trolling motor battery that will facilitate longer fishing and lower maintenance costs. Our technology provides a deep discharge cycle life that extends the total hours of trolling before charging is required. Other advanced technologies such as lithium-ion and nickel-metal hydride are not practical in this market due to their cost. Our maintenance-free design and fast-charge capability also increase the value of our battery.

     The Scooter Market

     We estimate that in 2000 approximately 6,000,000 new gas and electric-powered scooters were sold worldwide. The scooter market primarily exists in Taiwan, India, southeast Asia, Japan and Europe. Of these sales of new scooters, we estimate that at least 1% of these scooters were electric powered. The scooters that will initially use our technology will require a battery, that will be priced at approximately $750 (retail). Within the scooter market, we expect that the majority of our sales will be direct sales to scooter manufacturers, with a small aftermarket for battery sales directly to consumers.

     The scooter market is a good fit for our technology because of the particular characteristics of our batteries. Electric scooters require a power source capable of providing adequate acceleration and load carrying through high energy content at a low weight. Our technology enables scooter manufacturers to incorporate in their scooters a high energy power source relative to the weight of the battery. The deep cycle capability of our technology provides significantly longer total range than lower cost technologies. We believe the cost of ownership of our battery over its entire life is less than other available technologies.

     We believe that the electric scooter market is expanding due to global pollution concerns, increasing gasoline prices and restrictions on noise pollution. For example, the Government of Taiwan has mandated that a minimum of 2% of all new scooters produced be electric. Additionally, the Italian government has provided for subsidies at the local and national level for electric powered vehicles and has initiated inner city travel restrictions for gas powered vehicles.

     Future Markets

     Our technology lends itself to many other applications. We believe the electric bicycle market, the majority of which is in the PRC and Japan, will also benefit from our technology. The same strengths that make the scooter market accessible to our batteries also apply to the electric bicycle market. We believe that over 40 million bicycles are produced annually in the PRC, and a small percentage of those are expected to be electric. Other potential applications include lawn equipment, low speed neighborhood vehicles and wheelchairs, the general marine market (outside the trolling market), uninterruptible power supplies (such as back-up power supplies for computers) and 42-volt battery systems for automobiles and trucks. While the market for 42-volt battery systems has yet to develop, automobile manufacturers expect to offer them in two to five years. Each of the other markets varies in size from a few thousand units annually for low speed neighborhood electric vehicles to the $1.5 billion market in 1997 for uninterruptible power supplies. We believe that our technology will be able to address specialized segments of these markets as well.

     We expect to develop our technology to expand into additional markets as opportunities arise. Certain states, including California, Arizona and Colorado, are strengthening environmental laws and granting consumer rebates for purchasing electric vehicles. We expect this trend to continue. As the market for mass produced electric vehicles grows in the United States, we believe that we are well positioned to be a major participant in this market.

Business Strategy

     We have recently introduced our battery technology to the motive power market. We intend to penetrate the market segments particularly suited for our current products and, in particular, the electric trolling motor and scooter markets. We intend to reach this goal by leveraging our strengths to achieve the following specific benchmarks:

    establish Evercel and Evertroll as a premium brand names;

    create a manufacturing and distribution network with global reach;

    sell trolling motor batteries to consumers and boat manufacturers;

    sell scooter batteries directly to original equipment manufacturers;

    pursue strategic alliances to access additional markets for our batteries; and

    maintain our technical leadership through continued research and development.

     We believe that we can achieve these benchmarks by leveraging three core strengths of Evercel: our technology, our relationships and our management

     Technology

     Through our focus on technical innovation in battery chemistry, we believe we have created proprietary products that are particularly well suited for our target markets. By modifying the preexisting technology relating to nickel-zinc batteries, we have developed and patented unique technologies that will permit scalable, high volume manufacture of our rechargeable batteries. We believe our batteries have a longer cycle life, are lighter in weight and lower in cost than comparable batteries currently available in our target markets. Although the basic characteristics of nickel-zinc battery technology have been known for many years, our patents and proprietary production process create a significant barrier of entry for potential competition in our chosen market. Our batteries also have the additional advantage of lower environmental impact compared to lead-acid or nickel-cadmium batteries.

     Relationships

     We believe that one of our greatest strengths lies in our relationships and strategic alliances. To successfully commercialize our rechargeable nickel-zinc battery technology, we intend to pursue a range of battery markets whose performance requirements match the attributes of our nickel-zinc batteries. These markets have diverse technical and manufacturing specifications driven by differing applications. Therefore, we will continue to rely on, and expand, our relationships with our industry partners, as well as seek new relationships.

     In addition to our joint venture in the PRC, we have signed endorsement contracts with ten well-known bass fishing professionals and four well-known walleye fishing professionals in the United States who regularly appear on television, both in competition and in instructional sportfishing programs. We expect that these endorsements will generate support for our products in the trolling motor market. Finally, we intend to continue to enter into joint venture agreements and license our technology to companies with established manufacturing or distribution capabilities in specific markets.

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

History of Evercel and Our Technology

     Our products are the culmination of decades of research in rechargeable nickel-zinc battery technology. The rechargeable nickel-zinc battery was first patented in 1923, but until now the technology has never been commercially viable. During the early 1980's, extensive research and development efforts by other researchers to develop a nickel-zinc battery were not successful due to unacceptably short battery cycle life.

     We solved the short cycle life problem with our proprietary cell consisting of layers of positive (nickel) electrodes and negative (zinc) electrodes separated by both electrolyte absorptive layers and microporous separator layers. By sealing the battery cell and reducing the solubility of the zinc electrode, we have increased the cycle life of our batteries to commercially viable levels. This is evidenced by independent tests that have achieved more than 500 cycles per battery under deep discharge test standards. We believe that the average user will experience superior cycle life performance under normal operating conditions. Our patents reflect the methods we use to reduce the solubility, as well as the construction features of our sealed cell technology.

     Evercel operated as the battery business group of FuelCell Energy, Inc. (FuelCell) between 1970 and 1999. FuelCell's main business is the development of carbonate fuel cells, which are designed for stationary power systems. In February 1999, FuelCell made a tax-free distribution of our stock to its stockholders, which resulted in our current structure as an independent, publicly held company.

     While we were part of FuelCell, we focused primarily on the development and engineering of electricity production and storage by electrochemical means. Prior to becoming independent, our product sales emphasized high performance battery cells for the submarine, aerospace and military markets where application needs and engineering excellence outweighed the concerns of cost. We pursued several battery technologies, including silver-zinc, nickel-cadmium, and nickel-zinc. During the mid-1970's to early 1980's, we manufactured high energy density silver-zinc batteries for submarines and submersibles for both main propulsion and auxiliary power. During the 1980's, we were contracted by the United States Navy to develop nickel-cadmium batteries for nuclear submarines as well as the U.S. Department of Energy to develop nickel-zinc batteries for electric vehicles. Historically, we relied on corporate and government contracts for our revenue and as the source of internal research and development funds.

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

  specific energy (energy capacity per unit weight);
  specific power (how rapidly energy can be drawn from the battery relative to its weight);
  cycle life (which varies with discharge rate and depth of discharge, response to ambient temperatures, rate of self-discharge, charged and discharged shelf life, size, shape and design);
  energy density (energy capacity per unit volume); and
  cost of materials per kilowatt hour.

     We believe nickel-zinc technology is suitable for our target markets because of its potential to compete well in several rechargeable battery applications. The following chart illustrates the primary performance characteristics by which batteries are judged in our target markets and compares nickel-zinc to certain other competitive battery technologies:

Battery Performance Characteristics
	NICKEL- ZINC	LEAD-ACID	NICKEL- CADMIUM	NICKEL- METAL HYDRIDE	LITHIUM- ION

Specific Energy (Wh/kg)	35-65(1) 53(2)	20-30(1)	20-40(1)	40-65(1)	90(1)
Specific Power (W/kg)	280(2)	200(4)	260(3)	190(3)	Low(3)
Cycle Life (Number of deep discharge cycles)	600(2)	250(1)-1,000(3)	300-2,000(1)	300-600(1)	60-300(3)
Energy Density (Wh/l)	65-130(1) 85(2)	40-80(1)	40-100(1)	105-185(1)	200(1)
Cost of Materials ($/kWh)(4)	≤ 250	≤ 50	≤ 300	≤ 500	≤ 800

_______________________

(1)Handbook of Batteries, Edited by D. Linden (Second Edition) McGraw-Hill Publisher (1995).

(2)Nan Ya Test Report, dated December 1999, for 12-volt module (7-cell battery).

(3)Battery Report on Power Sources (DSMA Battery Committee) (1997).

(4)Evercel estimates.

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

     In the trolling and scooter markets, the costs must be seen to be justified by cycle life. Cycle life directly affects the economics of paying more for a premium battery. Longer cycle life correlates to more total hours of trolling or more miles in total range for a scooter over the life of the battery. We expect that our battery will perform for at least five years when usage is measured by average fishermen. We believe that, on average, lead-acid trolling batteries require replacement annually. In the scooter market, the Taiwan government has tested our battery against lead-acid batteries. The results of these tests reflected that a scooter powered by our batteries traveled 3.5 times longer than scooters powered by lead-acid batteries.

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

     In our target trolling and scooter motor markets, we expect to compete against suppliers of rechargeable lead-acid and, to a lesser extent, nickel-cadmium and nickel-metal hydride batteries. We are competing on the basis of battery performance and economics, as well as stability, safety and environmental impact considerations.

     The trolling motor battery market is supplied mainly by Delco Battery and Johnson Controls, Inc., who are producing and distributing lead-acid batteries. The major drawbacks of these batteries as compared to our nickel-zinc batteries are power retention, cycle life and ability to charge quickly relative to cycle life.

     The scooter market is dominated by gasoline powered, internal combustion engines. However, electric battery powered scooters are becoming popular with regulators, manufacturers and consumers alike. Our largest competitors in the battery market for scooters are GEL and AGM lead acid manufacturers in Asia and Europe..

     We intend to compete only in specialized markets, where we believe consumers are willing to pay a premium for superior characteristics. Several other battery manufacturers are attempting to develop and market higher performance versions of lead-acid batteries. We believe it is unlikely that those developments will match the performance of nickel-zinc batteries.

Environmental Impact

     Nickel-zinc batteries are more environmentally acceptable than other commonly available rechargeable battery systems. Lead-acid batteries, our principal competitors, contain chemicals which are harmful to the environment and must be recycled. Nickel-zinc batteries are recyclable. Nickel-zinc batteries also contain no cadmium or mercury, which are difficult to dispose of under current environmental regulation. In addition, we anticipate little waste generation and no wastewater effluents due to our simple manufacturing process. We use electrode materials in dough form that can be reprocessed and reutilized, thereby producing low levels of waste. We also use solvent in the electrode production process that can be reclaimed, purified and reintroduced into the manufacturing process with low levels of waste.

Sales and Marketing

     Our sales and marketing organization is composed at present of a domestic, U.S. based marketing staff and an independent sales and marketing organization in our joint venture in the PRC. We expect to hire additional staff to support our expanding production capabilities.

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

     In the trolling motor market, we have engaged a team of ten bass and four walleye fishermen to endorse and represent our products in this market. We launched our EvertrollTM battery and generated initial orders in September 2000. We have purchased both print and television advertising targeted specifically at the fishing market for 2000 and 2001. We expect that this effort will create a demand outside sportfishing in other marine related markets based on word of mouth and cross-market benefits. Telephone sales and sales through our web site were our primary retail sales channels in 2000. We have approached mass distribution partners to further penetrate the manufacturing market. We have begun to distribute our products through third party catalogs and outdoor and fishing stores.

     With regard to the scooter market we are primarily focused on marketing directly to equipment manufacturers. We have contacted and briefed most of the major scooter companies in Italy and Taiwan as well as several smaller manufacturers on the advantages of our nickel-zinc batteries. We have conducted demonstrations, tests and evaluations for several key manufacturers, some of which are ongoing, that already have or may in the future lead to orders for our products.

     We expect to license our technology in situations where there is a strong barrier to market entry, such as high capital cost, difficult political environment, or unique market positioning. In these cases, we will ensure that the licensee has sufficient incentive to aggressively pursue the implementation and sale of our technology in their market or technical niche. We will use quotas, compensation for results and up-front payments to motivate our licensees to actively pursue high volume sales.

Our Joint Venture in the PRC

     In July 1998, FuelCell entered into a joint venture agreement with Xiamen Three Circles Company, Ltd. (the "Joint Venture"), a government-owned manufacturing company located in Xiamen, PRC. In connection with our spin off from FuelCell, FuelCell transferred it's interest in the joint venture to us. The mission of our joint venture in the PRC is the manufacture and sale of nickel-zinc batteries based on our technology and the sublicensing of that technology to third parties. We received a 50.5% ownership interest in the joint venture and Xiamen Three Circles received a 49.5% ownership interest. Our joint venture in the PRC is managed by a board of directors, a majority of whom are elected by us and the balance are elected by Xiamen Three Circles.

     In July 1998, as part of the joint venture arrangement, FuelCell, Xiamen Three Circles and the joint venture entered into a license agreement pursuant to which FuelCell licensed certain intellectual property to our joint venture for the development, manufacture and sale of nickel-zinc batteries for two applications in the PRC and other countries in Southeast Asia. In connection with our spin off from FuelCell, FuelCell transferred the license agreement to us. In addition, our joint venture may sublicense our technology to third parties in the PRC, Hong Kong, Taiwan and Macao on a non-exclusive basis. The joint venture agreement has a term of 20 years and contains a standard termination clause. In December 2000, the joint venture agreement was formally transferred from FuelCell to us.

     Under the Three Circles License Agreement, the joint venture made an initial payment to FuelCell of $3.0 million, which FuelCell immediately reinvested in the joint venture. Following our spin off from FuelCell, in August 2000, we invested an additional $2.5 million and Xiamen Three Circles invested an additional $2.4 million in the joint venture. As a result, the current ownership interests in the joint venture did not change. The joint venture has contracted to pay us a royalty of 2.67% of the net sales of nickel-zinc batteries in the exclusive territory and 2.0% of the net sales in the non-exclusive territory.

     The joint venture agreement provides for the distribution of revenue after payment of all operating expenses and costs required by law. We do not expect any distribution of revenues in the foreseeable future, as it is intended that all excess revenues will be reinvested in our joint venture.

     Our responsibilities to our joint venture in the PRC include purchasing machinery, equipment and materials outside the PRC, marketing, sales and distribution of batteries outside the PRC and handling United States immigration and export licensing matters. Xiamen Three Circles' responsibilities include handling all legal and regulatory matters in the PRC, obtaining suitable land and facilities in the PRC, and purchasing, marketing, sales and distribution in the PRC.

The Nan Ya License Agreement

     In February 1998, FuelCell entered into the Nan Ya License Agreement with a joint venture between Nan Ya Plastics Corporation of Taiwan, a Formosa Plastics Group company, and Xiamen Three Circles Co., Ltd. of Xiamen, China for the use of the Company's nickel-zinc batteries in electric and hybrid electric vehicles in China, Taiwan, Hong Kong and Macao on an exclusive basis and for certain other Southeast Asian countries on a non-exclusive basis. The license agreement calls for the payment of $5.0 million in three stages and a royalty for the exclusive and non-exclusive territories. The payments include $1.5 million received by FuelCell in 1998, of which $1.3 million and $0.2 million, respectively were recorded on FuelCell's financial statements in 1999 and 1998. A further $2.0 million is to be paid to us based on completion of cycle life testing that was substantially achieved in December 1999. Although we believe the principal milestone conditions have been achieved and we have received $572,000, we cannot guarantee that we will receive the remaining balance. If we receive the balance of the $2.0 million payment, we may also be entitled to a final payment of $1.5 million to be paid to us upon completion of duplication of the battery at its facilities in China. The Nan Ya License Agreement provides that we have the right to invest the final payment in equity in the joint venture manufacturing and sales organization formed between Nan Ya Plastics and Xiamen Three Circles Co., Ltd.

Manufacturing and Raw Materials

     Our manufacturing plan is to produce batteries for use in marine electric trolling motors and similar applications at our facility in Newport News, Virginia, and batteries for use in scooters and similar applications in Xiamen, PRC.

     We have moved into a new facility in Newport News, Virginia where we have installed an automated production line to manufacture batteries for the trolling motor market. The line will ultimately have the capability to produce approximately 100,000 trolling motor batteries annually.

     In the PRC, we are establishing a manual production process due to the availability of relatively inexpensive labor. Our joint venture in the PRC has recently installed production equipment in a 32,000 square foot facility in Xiamen, PRC which will enable annual battery production capacity of an estimated 30,000 kilowatt hours (kWh), or the equivalent of 20,000 scooter batteries. Our joint venture in the PRC also plans to continue to acquire additional manufacturing space and equipment in 2001 to allow for capacity of 90,000 kWh annually by December 2001.

     Our joint venture in the PRC also expects to reach an annual production capacity of 60,000 scooter batteries in the PRC by the middle of 2001. While we expect to achieve and fully utilize our manufacturing capacity, no assurance can be given that we will be able to do so. Even if we are able to fully utilize our capacity, we cannot assure you that there will be adequate demand for our products.

     Our facility in Danbury, Connecticut tests prototypes and product samples and houses research and development and administrative functions.

     The chemical materials required to manufacture our nickel-zinc battery are readily available from multiple sources in North America and the PRC. Certain separator materials are only available from one U.S. supplier. Prices for both nickel and zinc, the primary raw materials for our batteries, are subject to market forces beyond our control. We do not currently utilize financial instruments to mitigate risk of component prices.

Backlog

     Our joint venture in the PRC has received an order from Taiwan EVT Technology Co., Ltd., an unaffiliated scooter manufacturer, to supply 1,500 scooters batteries for a total price of $1.4 million. The joint venture has delivered in the first quarter of 2001 the initial qualification order of 400 batteries from Flying Electric Motor Co. of Taiwan. We also have an order from Oxygen, S.p.A. for electric scooter batteries to be manufactured by our joint venture in the PRC. The joint venture expects to begin shipping these batteries during the second quarter of 2001. Orders to our joint venture are subject to cancellation and are not necessarily indicative of our future revenues.

Patents and Trademarks

     We have nine United States patents which, combined, have an average of nine years remaining before expiration. Our patents expire at various times through 2017. We do not believe that the expiration of any of our earlier patents will have a material adverse effect on our business. We have registered "Evercel" and have applied to register "Evertroll" as trademarks. We seek to protect our technology through U.S. patents and trade secrets and other agreements. Many of these patents are also filed in Hong Kong, Europe, Japan, Taiwan, India and the PRC.

Research and Development

     We continue to advance our battery technologies by conducting additional research and development. Research and development expenses were $4.6 million in the year ended December 31, 2000, $.5 million for the two months ended December 31, 1999, $2.4 million in the year ended October 31, 1999, and $1.8 million in the year ended October 31, 1998.

Employees

     We employ a staff of approximately 212 people. Approximately 28 full-time employees are located in our Danbury, Connecticut facility and 55 full time and 129 temporary employees are located at our manufacturing facility in Newport News, Virginia.We consider relations with our employees to be good.

     Our joint venture in the PRC employs approximately 103 full-time and 97 temporary people, most of whom are engaged in the manufacturing process.

Facilities

     We lease approximately 28,500 square feet of space in Danbury, Connecticut, that is used as our corporate headquarters. The lease term has four years remaining with an option for us to extend the term for an additional four years. The annual rent is $171,000 for the next two years and increases to $178,000 and $185,000 in the next two subsequent years.

     We also lease approximately 100,000 square feet of space in Newport News, Virginia that we use for our U.S. manufacturing facility. The lease term is 20 years with four five-year options. The annual rent is $717,000 for the first year with an escalation of 1.5% per year.

Legal Proceedings

     We are not a party to any material legal proceedings.

Risk Factors

     You should carefully consider the risks described below as well as the other information included in or incorporated by reference in this annual report on Form 10-K. If any of these risks occur our business prospects, results of operations or financial condition could be harmed.

We were a part of FuelCell until February 1999 and face significant risks typical of new companies, which could harm our business, financial condition and results of operations.

     Until February 1999, we operated as the battery business group of FuelCell and currently are in the early stage of a large-scale commercial release of our initial products. Accordingly, we only have a limited operating history from which you can evaluate our business and prospects. Our limited operating history makes predicting the future results of our operations or the risks we will face difficult. Our business model has not been tested and, accordingly, we cannot be certain that our business strategy will be successful.

We have incurred substantial losses since our formation and may not become profitable in the future. If we continue to incur losses, the value of our common stock could decline.

     We are not profitable and have had limited revenues. We cannot assure you that we will become profitable in the foreseeable future, if ever. For the twelve months ended December 31, 2000 and 1999 we had losses available to common stockholders of $12.0 million and $5.9 million, respectively. We expect that we will continue to incur losses through 2001. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We are dependent on our nickel-zinc battery product line and are uncertain whether our batteries will be widely accepted in the marketplace.

     We believe that we will depend on sales of our nickel-zinc batteries for substantially all of our revenues for the foreseeable future. Our success will depend upon the market acceptance of our nickel-zinc battery technology. Our nickel-zinc batteries have not achieved, and may never achieve, market acceptance. Our introduction of new products may be delayed or unsuccessful. Our batteries will be a more expensive initial purchase than competing batteries and other technologies. We cannot assure you that we will be successful in convincing customers of the value of our batteries over their life cycles and their other performance advantages. Our success will depend, in large part, on our ability to meet customer requirements by developing and introducing, on a timely basis, new products and enhanced and modified versions of our current products. We cannot assure you that we will be able to do so. Our competitors may introduce new technologies or refine existing technologies that will be more appealing to customers than our products.

Our inability to enforce our patents, protect our intellectual property or obtain the right to use certain intellectual property may adversely affect our ability to compete.

     Patents, trade secrets and other proprietary rights are important to our success and competitive position. Our efforts to protect our proprietary rights, including our patents, may be inadequate and may not prevent others from claiming violations by us of their property rights. In addition, because of the intense competition in battery technology and the large number of patents filed, or being filed, we may need to use other companies' patents under license agreements. We are uncertain if we could reach an agreement to use those patents and whether the terms of such an agreement would be acceptable to us. If any court or competent authority concludes that our products or manufacturing processes have infringed upon the product or process rights held by others, our business, financial condition and results of operations could be harmed. Additionally, a determination that we have infringed upon the product or process rights held by others could result in the loss of our proprietary rights, subject us to liability to third parties or prevent us from manufacturing or selling our products, any of which could have a material negative effect on our business and hinder our intentions to sell our nickel-zinc battery technology. We cannot assure you that patents will be issued from any pending applications, that the claims allowed under any patents will be sufficiently broad to protect our technology, that any patents issued to us will not be challenged, invalidated or circumvented, or as to the degree or adequacy of protection any patents or patent applications may afford. We could incur substantial costs in prosecuting and defending patent and other proprietary rights suits.

     Our policy is to also protect our proprietary rights in our products and operations through contractual obligations including nondisclosure agreements with certain employees, customers, consultants, licensees and strategic partners. We also cannot assure you as to the degree of protection these contractual measures may afford.

     We have not filed for patent protection in certain potential major markets such as southeast Asia. Any agreements that we reach with partners in these areas would have to be based on trade secrets and know-how. In the future, we may seek patent protection in those areas. In addition, some foreign countries in which we may do business provide significantly less patent and proprietary rights protection than the United States.

     We also rely on know-how and trade secrets to establish our battery technologies for commercial applications and we cannot assure you that we can adequately protect this information in our dealings with other companies. If other competitors or organizations develop similar or better battery technologies through their own efforts, these developments could have an adverse effect on our business.

Even if our products are a success, we may be unable to meet demand because of production or other problems. Our failure to meet demand could have a negative effect on our business and financial results.

     Rapid growth of our advanced rechargeable nickel-zinc battery business may significantly strain our management, operations and technical resources. If we are successful in obtaining rapid market penetration of our rechargeable nickel-zinc batteries, we will wish to either satisfy customer orders with quality products on a timely basis at a reasonable cost to those customers or license our technology to others who can manufacture and distribute our products. We also have no experience with the capabilities of our shipping contractors and cannot assure you that our shipping contractors will be able to ship our products in a timely manner. Additionally, we currently have limited manufacturing capability and no experience in large-scale manufacturing of our rechargeable nickel-zinc batteries or in automated assembly and packaging technology.

     We currently operate our Virginia facility with one automated line, and we may, in the future, add a second automated line. Our joint venture in the PRC also intends to expand its manufacturing capability. We have had production difficulties with our current automated line in Virginia. In addition, we cannot assure you that our efforts to expand manufacturing will be successful. Manufacturing capability is dependent upon a number of factors, including manufacturing concerns and process control issues. In addition, we cannot assure you that we will not have difficulties meeting necessary quality control standards as we expand our manufacturing capabilities. Our business, financial condition and results of operations may be severely harmed if we encounter difficulties in effectively managing either the current production process or the budgeting, forecasting, quality control and other issues presented by rapid growth. Additionally, we cannot assure you that we or our licensees will be able to satisfy commercial-scale production requirements on a timely and cost-effective basis. Our failure to manufacture our nickel-zinc battery products in the volume necessary to exceed our fixed overhead expenses would have a significant adverse impact on our results of operations.

Risks Related to our Investment in the People's Republic of China

     We conduct business in the People's Republic of China (the PRC) through:

  our 50.5% ownership interest in a joint venture with Xiamen Three Circles Co., Ltd. that manufactures rechargeable nickel-zinc batteries for the scooter markets in Italy and Taiwan from a plant in Xiamen; and

  the licensing of our technology to that joint venture pursuant to the Three Circles License Agreement.

     The following risk factors relate to our business in the PRC.

Changes in the political environment in the PRC may adversely affect our business, financial condition and results of operations.

     The value of our interest in our joint venture in the PRC and the profitability of that joint venture may be adversely affected by changes in the political environment in the PRC. The PRC is a socialist state which, since 1949, has been, and is expected to continue to be, controlled by the Communist Party of China. Changes in the political leadership in the PRC could lead to changes in legal and business regulation and the general political, economic and social environment in that country. Those changes could adversely affect our business, financial condition and results of operations if they prohibit or restrict foreign investment in the PRC or result in increased costs for our joint venture.

     One of the target markets for nickel-zinc batteries manufactured from the Xiamen plant is Taiwan. The relationship between the PRC and Taiwan has been marked with political and economic tension. Our joint venture in the PRC could be adversely affected if bans or restrictions were imposed on trade between those two countries.

     In addition, we have relationships with individuals in the PRC whose status and political influence could be adversely affected as a result of political changes in that country. Any such changes in the political leadership or current economic reform policies or the imposition of additional restrictions of foreign-owned enterprises could have a material adverse effect on the business of our joint venture in the PRC and, as a result, our interest in that joint venture. Any such changes could also adversely affect our rights and revenues under the Three Circles License Agreement.

We may have difficulty protecting our intellectual property rights in the PRC which could have a material adverse effect on our business, financial condition and results of operations.

     We have licensed our technology for use by our joint venture in the PRC pursuant to the Technology Transfer and the Three Circles License Agreement. This agreement provides for the use of our nickel-zinc batteries for miners' lamps, two- and three-wheel vehicles, industrial traction equipment, off-road golf carts, boats and all terrain vehicles in the PRC on an exclusive basis and in southeast Asia on a non-exclusive basis. We protect our technology in the PRC through a combination of patent applications, contractual arrangements and trade secrets. Patent and other intellectual property rights receive substantially less protection in the PRC than is available in the United States. We cannot assure you that we will be able to protect our proprietary rights in the PRC or elsewhere. The unauthorized use of our technology by others, particularly in the PRC where labor costs are low, could have a material adverse effect on our business, financial condition and results of operation.

Restrictions on repatriation of foreign currency or foreign currency exchange and volatility of exchange rates could adversely affect our ability to obtain distributions, license payments or royalties sourced from the PRC.

     The PRC regulates the repatriation of foreign currencies as payments to foreigners, including investors and licensors, and the conversion of renminbi (the official currency of the PRC) into foreign currencies, such as the U.S. dollar. As a result, we may be restricted or prevented from receiving distributions, license payments or royalties from our joint venture in the PRC even if they are needed to meet obligations of our business or would be better employed in our business outside of the PRC. In addition, distributions from our joint venture in the PRC, license payments and royalties may be subject to taxation by the PRC as well as tax authorities in the United States.

     We expect that our joint venture in the PRC will receive a substantial portion of its revenues in renminbi. A portion of those revenues will have to be converted to other currencies to meet contractual obligations (such as payment obligations to suppliers) or for purposes of remitting these funds to us as return of capital, dividends or license payments. Under our joint venture agreement, we are entitled to receive distributions and royalties based on sales using our technology and other distributions from our joint venture. Our joint venture may be unable to convert sufficient renminbi into foreign currency to enable it to comply with its foreign currency payment obligations, including royalty payments distributions to us. In the event of a depressed market in renminbi, the cost of foreign currency could prevent our joint venture in the PRC from paying distributions and license fees to us. In addition, fluctuations in the exchange rate of the renminbi into U.S. dollars could have an adverse effect on the license fees owed to us.

Laws, regulations and policies in the PRC may negatively affect our investment in that country due to inconsistent application or adverse interpretation, enforcement or evolution.

     The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation. As the legal system in the PRC develops, our investment in our joint venture may be adversely affected by new laws, changes to existing laws (or interpretations thereof) and preemption of provincial or local laws by national laws. In circumstances where adequate laws exist, we may not be able to obtain timely and equitable enforcement of those laws.

Expropriation of joint venture property by the PRC government would adversely affect us.

     Following the formation of the PRC in 1949, the PRC government renounced various debt obligations incurred by predecessor governments, which obligations remain in default, and expropriated assets without compensation. We cannot assure you that, in the future, expropriation or nationalization of the assets of our joint venture in the PRC or any of our other assets in the PRC will not occur. Such an expropriation or nationalization could result in a total loss of our investment in our joint venture in the PRC.

Additional Risks Related to Our Business

Our success depends upon the success of the manufacturers who may use our products or license our technology.

     A substantial portion of our business will depend upon the success of products sold by manufacturers that may use our batteries or license our technology. For example, one factor determining the quantity of purchase orders we may receive from scooter manufacturers in the future is the success of that company's scooter. We are subject to many risks beyond our control that influence the success or failure of manufacturers' particular products including, among others factors:

  competition faced by those manufacturers in their particular industry;

  market acceptance of the manufacturers' products;

  engineering, sales and marketing and management capabilities of those manufacturers;

  technical challenges unrelated to our technology or problems faced by any of those manufacturers in developing their products; and

  financial and other resources of those other manufacturers.

We may not be able to compete successfully if we fail to keep pace with rapidly changing technologies.

     The battery industry has experienced, and is expected to continue to experience, rapid technological change. Our growth and future success will depend, in part, on our ability to enhance and modify existing products and to introduce new products in new markets. Our product development efforts require and are expected to continue to require, substantial investments by us for research, refinement and testing. We cannot assure you that we will have the resources to do this.

Intense competition and the emergence of competing technologies could adversely affect the sale of our products.

     The rechargeable battery industry is characterized by intense competition with a large number of companies offering or seeking to develop technology and products similar to ours. We are subject to competition from manufacturers of traditional rechargeable batteries, from manufacturers of rechargeable batteries with advanced technologies, as well as from companies engaged in the development of batteries incorporating new technologies. We cannot assure you that we will be successful in competing with these manufacturers, many of which have substantially greater financial, technical, manufacturing, distribution, marketing, sales and other resources than we have. A number of companies with substantially greater resources than ours are pursuing the development of a wide variety of battery technologies which are expected to compete with our technology.

     Other companies undertaking research and development activities of solid-polymer batteries have already developed prototypes and are constructing commercial scale production facilities. If other companies successfully market their batteries prior to the introduction of our products, there may be a material adverse effect on our business, financial condition and results of operations. The market for our products, as well as the products that use our batteries and technology, is characterized by changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. We cannot assure you that competitors will not develop technologies or products that would render our technology and products obsolete or less marketable.

Our ability to adequately license our technology may affect our success.

     Our growth and success will be dependent to a substantial extent on our reputation. Since we anticipate licensing our technology to others, our reputation may be affected by the performance of the companies to which we license our technology. Our licenses may grant exclusivity with respect to certain uses or geographic areas. As a result, we will be wholly dependent on the success of the licensee for success with respect to any exclusive use or geographical area. We cannot assure you that we will be successful in granting our licenses to those who are likely to succeed. In addition, license agreements with foreign companies may be subject to additional risks, such as exchange rate fluctuations, political instability or weaknesses in the local economy. Certain provisions of the license agreements that benefit us may be subject to restrictions in foreign laws that limit our ability to enforce those contractual provisions. In addition, it may be more difficult to register and protect our proprietary rights in certain foreign countries. Our failure to obtain suitable licensees of our technology or the failure of our licensees to achieve our manufacturing or quality control standards or otherwise meet our expectations could have a material adverse effect on our business, financial condition and results of operations.

Our ability to enter into joint ventures or other strategic arrangements may affect our success.

     We intend to enter into additional joint venture arrangements in the future to sell or license our battery technology. Our joint venture in the PRC is with a foreign partner and we anticipate that future joint ventures may be with foreign partners or entities. As a result, such future joint ventures may be subject to the political climate and economies of the foreign countries where such partners reside. We cannot assure you that our joint venture partners or other partners will provide us with the support we anticipate, or that any of the joint ventures or other relationships will be successful in developing batteries for use with their intended products, or that any of the joint ventures or other relationships will be successful in manufacturing and marketing their batteries for such products once developed. Any of our international operations will also be subject to certain external business risks such as exchange rate fluctuations, political instability and a significant weakening of a local economy in which a foreign joint venture operates or is located. Certain provisions of the joint venture agreements that are for our benefit may be subject to restrictions in foreign laws that limit our ability to enforce those contractual provisions. Failure of these joint ventures to be successful could have a material adverse effect on our business and prospects.

Our success depends on the retention and hiring of certain key personnel.

     Because of the specialized, technical nature of our business, we are highly dependent on certain members of our management, marketing, engineering and technical staff including Robert L. Kanode, President and Chief Executive Officer, and Allen Charkey, Executive Vice President and Chief Technology Officer, the loss of whose services could have a material adverse effect on our business, financial condition and results of operations. Based on our commercialization and expansion plans, we will require a significant increase in the number of our employees and the employees of our joint venture in the PRC. Our success will depend upon, among other factors, attracting and retaining additional highly skilled and experienced managerial, sales, marketing, engineering and technical personnel. We cannot assure you that we will be able to recruit or retain such personnel.

The addition or modification of environmental laws may adversely affect both our future and past operations.

     Foreign, federal, state and local regulations impose various environmental controls on the manufacture, transportation, storage, use and disposal of batteries and certain chemicals used in the manufacture of batteries. We cannot assure you that conditions relating to our historical operations which require expenditures for clean-up will not be discovered in the future or that changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities. Our batteries contain a limited amount of lead in the negative electrodes. We cannot assure you that the United States Environmental Protection Agency or other governmental agencies in the U.S. or abroad will not determine that the lead content or the nickel in our batteries makes them unsuitable for landfill disposal. Although we believe we are presently in compliance with all foreign, federal, state and local governmental regulations, we cannot assure you that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or as to the effect such regulations may have on us or our customers.

We may be adversely affected by our dependence upon certain raw materials used in the production of our batteries.

     The principal raw materials used in the production of our battery products are nickel and zinc. Prices for both nickel and zinc are subject to market forces beyond our control. Our future profitability may be materially adversely affected by increased nickel or zinc prices to the extent we are unable to pass on higher raw material costs to our customers. To attempt to reduce such risks, we may engage in forward purchases and hedging transactions to manage raw material costs and inventory relative to anticipated production requirements. We cannot assure you that such activities will be successful or will not result in increased losses.

One of the materials we use in our batteries is only available from one supplier.

     Certain separator materials used in the production of our batteries are only available from one supplier. We cannot assure you that alternate materials would be available to us at an acceptable price, or quickly enough so as not to disrupt production.

We offer an extended warranty on some of our products, and we have no historical experience as to our potential liability.

     We offer an extended warranty for our trolling motor batteries. Our warranty is substantially greater than the existing warranties of most of our competitors. We have no historical experience in evaluating the potential liability that could be created by claims under that warranty. If the claims made under that extended warranty exceed expected levels against which we have reserved, our results of operations and financial condition could be adversely affected.

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

     We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. In the past, we have experienced negative cash flow from operations. We completed a public offering in February 2001. This offering raised net proceeds of $25.4 million through the sale of 3,000,000 shares of our common stock at $9.00 per share and we currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least 2001. We may need to raise additional funds prior to the expiration of this period if, for example, we pursue business acquisitions or experience operational losses that exceed our current expectations. We also cannot assure you that we will be able to put in place any future credit facilities that will address our future capital needs, in whole or in part.

Our common stock price may be volatile, which could result in substantial losses for individual stockholders.

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

  conditions or trends in the battery or electric vehicle industries;

  changes in the economic performance and/or market valuations of other battery or electric power companies;

  announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  additions or departures of key personnel;

  currency fluctuations;

  release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; or

  potential litigation.

     Many companies that have experienced volatility in the market price of their stocks have been the subject of securities class action litigation. We may be involved in a securities class action lawsuit in the future. Litigation often results in substantial costs and the diversion of management's attention and resources and could harm our business, financial condition and results of operations.

Substantial sales of our common stock could cause our stock price to fall.

     If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants or the conversion of our Series A preferred stock, in the public market, the market price of our common stock could fall. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. At December 31, 2000 we had outstanding 7,431,952 shares of common stock, assuming no conversion of our Series A preferred stock and no exercise of our outstanding options or warrants. As of December 31, 2000, an additional 1,946,222 shares of common stock were issuable upon conversion of the Series A preferred stock and exercise of outstanding options and warrants.

We do not intend to pay any cash dividends.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends on our common stock in the foreseeable future.

Provisions of Delaware and Connecticut law and of our certificate of incorporation and by-laws may make a takeover more difficult.

     Provisions in our certificate of incorporation and by-laws and in the Delaware and Connecticut corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change our management and board of directors.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our common stock and we do not intend to pay any cash dividends in the near future on our common stock. At this time, we intend to retain our future earnings to fund the expansion of our business. Our dividend policy may be reviewed by our board of directors from time to time, based on our performance and our financial condition.

Item 2. PROPERTIES

We lease approximately 28,500 square feet of space in Danbury, Connecticut, that is used as our corporate headquarters. The annual lease cost in Danbury, Connecticut is approximately $171,000 for the next two years and will increase to $178,000 and $185,000 in the next two subsequent years.

We have negotiated a lease to occupy 100,000 square feet of manufacturing space in Newport News, Virginia in August 2000. The automated nature of the new facility will enable us to reduce our reliance on relatively expensive domestic labor. We expect the new facility will have the capability to produce 100,000 kWh, or the equivalent of 100,000 trolling motor batteries, annually, per line of automation. We expect to invest an estimated $8.0 million in each line of automation and will require 20,000-30,000 square feet of manufacturing space per line. We have installed one line of automation during year 2000, and will construct the second line as needed and expect that our existing working capital will be sufficient to complete both lines.

Item 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceeding.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The following table sets forth the range of high and low sales prices of our common stock for the quarters indicated, as reported by the Nasdaq National Market and the Nasdaq Small Cap Market for the applicable periods.

     Our common stock has been traded on the Nasdaq National Market since May 4, 2000, and previously on the Nasdaq Small Cap Market from April 5, 1999.

Calendar 2000
First Quarter	$ 30.75	$ 12.00
Second Quarter	24.00	12.38
Third Quarter	22.56	11.00
Fourth Quarter	21.94	5.78
Calendar 1999
Second Quarter	$ 6.13	$ 2.41
Third Quarter	7.41	4.25
Fourth Quarter	12.88	5.19

     As of February 8, 2001, there were approximately 160 holders of record of our common stock.

 Item 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below is for the fiscal years ended December 31, 2000, October 31, 1999 and 1998, and the two months ended December 31, 1999. You should read this information together with our financial statements and the notes to those statements beginning on page 3 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The statement of operations data for the fiscal years ended December 31, 2000, October 31, 1999 and 1998, the two months ended December 31, 1999 and the balance sheet data as of December 31, 2000 and 1999 are derived from our financial statements which have been audited by KPMG LLP, independent accountants, and are included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected in the future, and results of interim periods are not necessarily indicative of results for the entire year.

	(Dollars in thousands, except per share amounts)
	Fiscal Year Ended December 31,	Two Months Ended December 31,	Fiscal Years Ended October 31,

Statement of Income Data:	2000	1999	1999	1998

Revenues	$200	$13	$196	$438
Costs and expenses
Cost of revenues	627	220	694	87
Administrative and selling expenses	7,361	690	2,425	1,850
Research and development	4,623	451	2,449	1,832

Total operating costs and expenses	12,611	1,361	5,568	3,769

Loss from operations	(12,411)	(1,348)	(5,372)	(3,331)
Interest income, net	609	28	90	-
License Fee Income	572	-	-	-
Equity in net loss of affiliate	(165)	-	(36)	-
Minority interest expense	(47)	-	-	-
Other expenses	-	-	(3)	-

Loss before income tax benefit	(11,442)	(1,320)	(5,321)	(3,331)
Income tax benefit	88	-	(360)	(1,006)

Net loss	(11,530)	(1,320)	(4,961)	(2,325)

Preferred stock dividends	(503)	(22)	-	-

Net loss -- common shareholders	(12,033)	(1,342)	(4,961)	(2,325)

Basic and diluted loss per share	(1.80)	(0.23)	(1.11)	(0.84)(b)

Basic and diluted shares outstanding	6,679,000(a)	5,722,090(a)	4,456,538	2,778,000(b)

Balance Sheet Data:
Cash and cash equivalents	$12,195	$6,117	$1,820	$1
Total assets	27,127	8,810	4,290	1,176
Total current liabilities	4,166	742	1,011	753
Total shareholders' equity	16,114	8,068	3,279	423

     (a) Due to losses we have incurred, dilutive instruments, consisting of shares of Series A Preferred Stock, options and warrants, have been excluded from diluted shares. At December 31, 2000 and 1999, there were 196,500 and 264,000, respectively, shares of Series A Preferred Stock convertible into 714,523 and 960,000, respectively, shares of common stock, related warrants exercisable for 555,200 and 595,268, respectively, shares of common stock and options exercisable for 676,499 and 627,098, respectively, shares of common stock.

     (b) Represents the pro forma loss per share and shares assumed to be outstanding.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We changed our fiscal year from October 31 to December 31 effective December 31, 1999. As a result, portions of the following discussion cover the two month period from November 1, 1999 to December 31, 1999.

Overview

     We develop, design and have begun to manufacture high-performance rechargeable nickel-zinc batteries. Much of the following discussion relates to our operations prior to manufacturing when we were primarily engaged in research and development activities. We recognize revenue on the date our products are shipped. To date, revenues have primarily resulted from shipment of products to our joint venture in the PRC and sample products to potential customers.

     We licensed the rights to manufacture nickel-zinc batteries for miners' lamps, two- and three-wheel vehicles, industrial traction equipment, off-road golf carts, boats and all terrain vehicles to our joint venture in the PRC, of which we own a 50.5% interest. Prior to December 1, 2000, we accounted for our involvement in that joint venture using the equity method of accounting, in which we recorded our share of earnings or losses from that joint venture in our income statement. Subsequent to December 1, 2000, as a result of the joint venture agreement being formally transferred to us, we are consolidating that joint venture in our financial statements.

     Additionally, FuelCell also transferred to us a 42.17% interest ($253,000 value) in Xiamen Three Circles ERC Technology Co., Ltd, (the Tech JV), on December 1, 2000. The purpose of the Tech JV is to enhance cooperation between China and the United States in the field of energy and other new advanced technology fields. Subsequent to December 1, 2000, as a result of this transfer, we are consolidating this joint venture in our financial statements.

     On February 16, 1999, FuelCell transferred to us the principal assets, intellectual property and liabilities related to its battery business group. On February 22, 1999, FuelCell distributed to its stockholders shares of our common stock in a tax-free distribution. In April 1999, we received $7.8 million from the sale of shares of our common stock at $3.00 per share pursuant to a rights offering. Results shown before the period of the spin-off reflect our activity as the battery business group of FuelCell.

     To continue to meet our operating and capital requirements, we completed a private placement of our equity in December 1999, raising $6.1 million, net of expenses. We also completed a public offering of our common stock in May 2000. The public offering raised net proceeds of $15.9 million through the sale of 1,391,080 shares of our common stock at $12.50 per share Additionally, we completed another public offering in February 2001. This offering raised net proceeds of $25.4 million through the sale of 3,000,000 shares of our common stock at $9.00 per share. We believe the net proceeds from these sales will be sufficient to support our planned operations through 2001.

     In December 2000, we borrowed approximately $1.3 million from the State of Virginia and the City of Newport News, Virginia. We are currently negotiating with private financial institutions in order to secure up to approximately $9.0 million in borrowings in order to provide adequate financing and capital for opportunities or contingencies.

Results of Operations

Year Ended December 31, 2000

     We had revenues of $200,000 for the year ended December 31, 2000. These revenues resulted from product samples sold in our efforts to commercialize our nickel-zinc batteries. Cost of revenues of $627,000 for the year ending December 31, 2000 were due to the cost of the samples shipped and the revaluation of inventory items at December 31, 2000. The revaluation reflects the value of materials and their components at their market value in accordance with the lower of cost or market valuation method.

     Administrative and selling expenses were $7,361,000 for the year ended December 31, 2000. These costs are primarily salaries, wages and benefits, the costs of our new manufacturing facility in Newport News, Virginia, including the relocation of personnel, professional services and selling and marketing activities to position us for consumer acceptance and demand.

     Research and development expenses were $4,623,000 for year ended December 31, 2000 due to product development activities relating to the commercialization of our product and the increased research activity after the start up of our manufacturing facility.

     Net interest income of $609,000 for year ended December 31, 2000 was due to interest income on funds received from our 1999 and 2000 stock sales. License fee income of $572,000 was received during the year ended December 31, 2000 related to the Nan Ya license agreement. Our share of joint venture losses through November 30, 2000 was $165,000. Beginning in December 2000, as a result of obtaining formal approval from the Chinese government of the transfer of the Joint Venture from FuelCell to us, we began consolidating the Joint Venture in our financial statements. We recognized a tax expense of $88,000 on the license fee payment.

Two Months Ended December 31, 1999

     We had revenues of $13,000 for the two months ended December 31, 1999. The revenues in 1999 were due to consumer samples sold in our efforts to commercialize our nickel-zinc batteries. Cost of revenues of $220,000 for the two months ending December 31, 1999 were due to the cost of the samples shipped and the revaluation of inventory items at December 31, 1999. The revaluation reflects the value of materials and their components at what we believe to be their market value in accordance with the lower of cost or market valuation method.

     Administrative and selling expenses were $636,000 for the two months ended December 31, 1999. These costs are the full staffing of administrative functions during 1999, including the addition of a Chief Executive Officer, Controller and other administrative personnel, the costs of being an independent publicly traded company, and selling, marketing and administrative activities to ready us for commercialization of our nickel-zinc battery technology. Depreciation was $54,000 for the two months ended December 31, 1999 due to capital purchases in 1999 to outfit our Danbury, Connecticut manufacturing facility.

     Research and development expenses were $451,000 for the two months ended December 31, 1999 due to product development activity relating to the commercialization of our battery technology.

     Interest income of $28,000 for the two months ended December 31, 1999 was due to interest income on funds received from the 1999 offerings.

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

     Net interest income of $90,000 in 1999 reflects interest of $108,000 earned on funds raised from 1999 offerings offset by $18,000 of interest expense due to borrowings from banks and FuelCell to finance operations prior to our 1999 offerings. Our share of the Joint Venture's losses amounted to $36,000 for the year ended October 31, 1999. We recognized a tax benefit of $360,000 in the quarter ended January 31, 1999 due to our inclusion in the consolidated tax return of FuelCell. We have recorded no benefit for the losses incurred in the second, third and fourth quarters of the year ended October 31, 1999, pursuant to Financial Accounting Standard No. 109, "Accounting for Income Taxes."

Liquidity and Capital Resources

     Working capital at December 31, 2000 was $10.9 million compared to $5.8 million at December 31, 1999 including cash of $12.2 million, compared to cash of $6.1 million at December 31, 1999.

     Prior to being spun off from FuelCell, we obtained all of our funding from FuelCell. On February 5, 1999, we entered into a loan agreement pursuant to which we borrowed $1.6 million from a bank and $300,000 from FuelCell for working capital and proposed capital expenditures secured by all of our tangible and intangible personal property. Repayment of the bank loan was guaranteed by FuelCell. In April 1999, we received $7.8 million of net proceeds from a rights offering, including funds received from the sale of unsubscribed shares pursuant to an agreement with standby underwriters. We used a portion of these net proceeds to repay in full the bank loan and the line of credit from FuelCell, and those agreements were terminated.

     To continue to meet our operating and capital requirements, we completed a private placement of our preferred equity in December 1999, raising $6.1 million, net of expenses. We also completed a public offering of our common stock in May 2000. This public offering raised net proceeds of $15.9 million through the sale of 1,391,080 shares of our common stock at $12.50 per share. Additionally, we completed another public offering in February 2001. This offering raised net proceeds of $25.4 million through the sale of 3,000,000 shares of our common stock at $9.00 per share. We believe the net proceeds from these sales will be sufficient to support our planned operations through 2001.

     In December 2000, we borrowed approximately $1.0 million from the Virginia Small Business Financing Authority and $250,000 from the City of Newport News, Virginia, Redevelopment and Housing Authority.

     Our cash requirements will vary depending upon a number of factors, many of which are beyond our control. These factors include the demand for our products, the efforts and success of our licensees and joint venture partners in developing and marketing products incorporating our battery technology, the development of battery markets, the level of competition that we face, our ability to develop, market and license new products and our ability to effectively manage operating expenses. Over time, we expect to continue to enter into license agreements and to participate in joint manufacturing ventures.

     We have entered into a services agreement with FuelCell to provide us with certain management and administrative services and office, research and development and manufacturing support facilities and services. The net fees which we paid to FuelCell pursuant to our services agreement were $167,500 for the year ended December 31, 2000, $67,000 for the two months ended December 31, 1999 and $378,000 for the year ended October 31, 1999. These amounts exclude certain services billed on the basis of usage, such as purchasing, analytical lab, microscope analysis, machine shop and drafting. These amounts reflect FuelCell's additional costs related to providing these services. These services were provided by FuelCell through December 31, 2000 and are now substantially provided by our employees.

Recently Issued Accounting Standards

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement became effective for us on January 1, 2001. The adoption of this statement did not have a material effect on our results of operations, cash flows, or financial position. The adoption of SFAS 133 may cause increased volatility in the Company's results of operations in the future if we change our policies or enter into new derivative instruments, which do not meet the requirements for hedge accounting under SFAS 133.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     We held no derivative instruments as of December 31, 2000. We are exposed to market fluctuations in foreign currency exchange and repatriation, interest rates and commodity pricing. The nature of each is as follows:

Foreign Currency Exchange and Repatriation

     We currently have international operations in the PRC through our joint venture. The currency of exchange is U.S. dollars for all current international transactions, except for our joint venture in the PRC. Although the PRC controls the rate of exchange for the Renminbi, a devaluation or free market valuation could impair our joint venture's ability to make payments for products sold or services rendered. In the PRC, we expect to continue to reinvest all monies earned as net income of the joint venture for the foreseeable future. The PRC may restrict the payments under our joint venture. As a result, we might not be able to receive distributions from our joint venture in the future even if they are needed to meet obligations of our business or would be better employed in uses of our business outside of the PRC.

Interest Rates

     We have invested and expect to invest excess funds in money market accounts in U.S. financial institutions. Currently, our only indebtedness is $1.0 million borrowed from the Virginia Small Business Financing Authority at an interest rate of 8.75% for 5 years and $250,000 borrowed from the Newport News Redevelopment and Housing Authority at an interest rate of 4.5% for 6½ years. The loans are secured by substantially all of our assets. Based upon the level of cash and cash equivalents balance at December 31, 2000 an increase or decrease of interest rates of 100 basis points would have an effect on the Company's results of operations and cash flows of approximately $122,000.

Commodity Pricing

     We do not hedge against price fluctuation in the commodities used in the manufacturing of our product. We will reevaluate this policy as needed commensurate with the risk inherent in the business.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth information with respect to our executive officers, directors and certain key employees:

Executive Officers, Directors and Other Key Employees

Directors and Officers
NAME	AGE	POSITION

Robert L. Kanode	50	President, Chief Executive Officer and Director
Allen Charkey	58	Executive Vice President, Chief Technology Officer and Director
Daniel J. Samela	52	Chief Financial Officer, Treasurer and Secretary
Jerry D. Leitman	57	Chairman
Warren D. Bagatelle	61	Director
Robert Gable	69	Director
James D. Gerson	57	Director
John H. Gutfreund	71	Director
Thomas L. Kempner	73	Director
William A. Lawson	65	Director

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

     Allen Charkey has been a director since our formation and Executive Vice President and Chief Technology Officer since October 1998. He joined FuelCell in 1970 and held various positions at FuelCell and was Vice President of the FuelCell Battery Group from January 1997 until October 1998. Prior to joining FuelCell, Mr. Charkey was employed by Yardney Electric Corporation, a battery manufacturer, from 1963 to 1970 as a battery scientist.

     Daniel J. Samela has been our Chief Financial Officer, Treasurer and Secretary since August 2000. Mr. Samela, a certified public accountant, was previously Controller of Trigen Energy Corporation since 1995. Prior to joining Trigen, Mr. Samela was Controller and Chief Financial Officer of the dealer division of Savin Corporation from 1990 to 1995.

     Jerry D. Leitman has been our Chairman since our formation. He has been President, Chief Executive Officer and a Director of FuelCell since August 1997. Mr. Leitman was previously President of Asea Brown Boveri's global air pollution control businesses from 1992 to 1995. Prior to joining ABB, Mr. Leitman was Group Executive Vice President of FLAKT AB, a Swedish multinational, responsible for FLAKT's worldwide industrial businesses from 1989 to 1992. Mr. Leitman is also a director and a member of the Audit Committee of Esterline Technologies Inc., a manufacturer serving the aerospace and defense markets.

     Warren D. Bagatelle has been a director since September 1998. He has been a Managing Director of Loeb Partners Corporation, a financial services company, and a general partner of Loeb Investors Co LXXV, an affiliate of Loeb Partners Corporation, an investment company, since 1988. Mr. Bagatelle is a director of FuelCell.

     Robert Gable has been a director of Evercel since November 1999. He was chairman of the board and chief executive officer of Unitrode Corporation, a manufacturer of power source and battery control technology, between 1990 and 1998.

     James D. Gerson has been a director of Evercel since September 1998. He has been a Vice President of Fahnestock & Co., Inc., a financial services company, since March 1993. Mr. Gerson also serves as a director of FuelCell, Ag Services of America, Inc., a company financing farm inputs, and American Power Conversion Corp., a company producing uninterruptible power supplies.

     John H. Gutfreund has been a director since January 2000. He is the former Chairman and Chief Executive Officer of Salomon Brothers Inc. and former Vice Chairman of the New York Stock Exchange. He is President of Gutfreund & Company, Inc., an investment banking and consulting firm. He is also a director of AMBI, Inc., a manufacturer of nutrition products; Ascent Assurance, Inc., an insurance holding company; Baldwin Piano & Organ Company, Inc., a musical instruments company; Maxicare Health Plans, Inc., a managed health care company; Arch Wireless, Inc., an Internet messaging and wireless information company; LCA-Vision, Inc., a provider of services to outpatient eye surgery facilities; and Universal Bond Fund.

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

     William A. Lawson has been a director since September 1998. He has been President of W.A. Lawson Associates, an industrial and financial consulting firm, since 1987. Mr. Lawson is Chairman of the board of directors of Newcor, Inc., a manufacturer of motor vehicle parts, and Mr. Lawson was the Chairman and Chief Executive Officer of Bernal International Inc. (formerly, Atlantic Eagle Inc.) a manufacturer of industrial marketing and equipment, from 1997 to 1999. Mr. Lawson is a director of FuelCell.

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

     Dr. Chao Ming Huang has been our Vice President of Far East Operations since July 1999 and has served as a director of Xiamen Three Circles ERC Battery Corporation since its formation in August 1998 and General Manager since January 1999. He joined FuelCell in 1994 where he held various positions, including Director for Advanced Materials Research.

     Dr. Christine Frysz has been our Director of Product Engineering since September 1999. Dr. Frysz was previously Director, Engineering & Operations, Electrochem Battery Division of Wilson Greatbatch, Limited, a leading manufacturer of lithium batteries for specialty and medical applications.

     Jason Heron has been our Director of Manufacturing Operations since May 2000 and the General Manager of our Virginia facility since August 2000. Mr. Heron was previously Development Engineering Manager at Thomas and Betts, Inc. a leading manufacturer of batteries for the electronics industry.

Classification of the Board and Board Committees

     Messrs. Kempner and Lawson were re-elected at the annual meeting of shareholders on July 19, 2001 for terms expiring in 2003. The terms of Messrs. Bagatelle, Gerson and Gable will expire in 2001 and the terms of Messrs. Leitman, Charkey, Kanode and Gutfreund will expire in 2002.

     Our Board has established an executive committee, an audit committee and a compensation committee. Our executive committee consists of three independent Directors. Currently, our executive committee consists of Messrs. Gutfreund (Chairman), Gable and Kempner. The executive committee assists management with certain projects such as raising capital and providing expertise towards commencing high volume manufacturing.

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

     Our compensation committee consists of at least three disinterested Directors who are non-employee directors. Currently, our compensation committee consists of Messrs. Lawson (Chairman), Gutfreund and Gerson. The compensation committee reviews, approves and recommends to the Board of Directors the terms and conditions of incentive bonus plans applicable to corporate officers and key management personnel, reviews and approves the annual salary of our chief executive officer, and administers our 1998 Equity Incentive Plan.

Director Compensation

     Prior to April 1, 2000, we paid an annual retainer of $12,000 to each director who was not an employee of the Company. Effective April 1, 2000 we paid each non-employee director an annual retainer of $10,000 and an option to buy 4,000 shares of our common stock at the fair market value on the day the option is granted. The options vest over four years. The Chairman and each committee chair are paid an extra $4,000 and $2,000, respectively. We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending board meetings.

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

     We have also granted Mr. Leitman in January 1999 an option to acquire 166,666 shares of our common stock exercisable at $3.00 per share. This option is exercisable to acquire 66,666 vested shares of our common stock and 100,000 restricted shares. Of the restricted shares, 66,666 shares have vested as of the date of this report, and the balance will vest in August 2001. Mr. Leitman exercised this option in March 1999 by issuing to us a nonrecourse note in the amount of $300,000, the total exercise price of the shares. The note is payable in equal installments on the remaining vesting dates. Until the applicable installment of the note is paid, the shares will remain restricted. In the event the note is not fully paid by August 4, 2001, the shares for which payment has not been made will be forfeited to us for no consideration.

     We have also agreed to register, under the Securities Act, the shares of common stock to be issued to Mr. Leitman pursuant to the exercise of these options.

     Messrs. Gable and Gutfreund were each granted options to buy 20,000 shares at the time they joined the Board of Directors. It is the Company's intention to grant future Board Members options to buy 20,000 shares when they join the Board.

Item 11. EXECUTIVE COMPENSATION

     The table below sets forth information concerning the compensation we paid to our chief executive officer and the other executive officer whose salary and bonus exceeded $100,000 in 2000.

Summary Compensation Table
				Long-Term Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)
Robert L. Kanode(1) President and Chief Executive Officer	2000	$272,984	$ 75,000	-	$ 6,603(3)
	1999	187,512	20,000	200,000	1,154(3)

Allen Charkey(2) Executive Vice President and Chief Technology Officer	2000	150,020	15,000	-	2,181(3)
	1999	150,000	25,500	-	-
	1998	122,512	18,000	66,666	5,850(3)

__________________________

(1)     Mr. Kanode joined us as President and Chief Executive Officer on April 5, 1999.

(2)     Includes compensation received as an employee of FuelCell prior to February 16, 1999.

(3)     Represents employer contributions to qualified pension plans. In November 1999 we adopted a Section 401 (k) Plan. Prior to the spin-off, Mr. Charkey received benefits from the FuelCell Defined Contribution Pension Plan and employer contributions to the FuelCell Section 401(k) Plan.

2000 Year-End Option Values

      The following table contains information about the aggregate value of the unexercised options for our common stock that were held at the end of 2000 by the executive officers named in the Summary Compensation Table above. No options were exercised by these officers in 2000 and 1999.

	Number of Securities Underlying Unexercised Options at 12/31/00		Value of Unexercised In-the-Money Options at 12/31/00
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert L. Kanode	50,000	150,000	$ 306,250	$918,750
Allen Charkey	49,999	16,667	306,244	102,086

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

      We have also entered into an employment agreement with Allen Charkey, our Executive Vice President and Chief Technology Officer. Pursuant to the agreement, Mr. Charkey receives an annual salary of $150,000. Mr. Charkey will receive continued salary and benefits for a period of one year if we terminate his employment without cause. Mr. Charkey also holds options to purchase 66,666 shares of common stock at $3.00 per share. Of these options, 49,999 have vested as of December 31, 2000 and the balance vests in 2001. If we experience a change of control, all of the options will automatically vest.

Stock Option Plan

      Our Board of Directors has adopted the 1998 Stock Option Plan. The Plan provides for the issuance of options to purchase up to 1,300,000 shares of common stock, of which 650,000 were added to the plan by the Board of Directors in July 2000. Grants of 942,764 options have been to our officers, key employees and Directors, of which options to purchase 192,000 shares have been exercised, and 74,266 were added back to the plan as a result of grantee termination. Under the terms of the Plan, the Board of Directors is authorized to grant incentive stock options and nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to members of the Board of Directors and consultants.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2000, and as adjusted by:

  each stockholder known by us to beneficially own more than 5% of our outstanding common stock;

  each of our executive officers;

  each of our directors; and

  all directors and executive officers as a group.

      A person has beneficial ownership of shares if the individual has the power to vote or dispose of shares. This power can be exclusive or shared, direct or indirect. In addition, a person beneficially owns shares underlying options or warrants that are presently exercisable or will become exercisable within 60 days of December 31, 2000, and shares to be acquired upon conversion of our preferred stock. These shares are considered to be outstanding for the purpose of calculating the percentage of outstanding shares of our common stock owned by a particular stockholder but are not considered to be outstanding for the purpose of calculating the ownership percentage of any other person. Applicable percentage ownership in the following table is based on 7,431,952 shares of common stock outstanding as of December 31, 2000. Except as otherwise noted, to our knowledge, the stockholders named in the table have sole voting and investment power for all shares shown as beneficially owned by them.
Name	Number of Shares	Percentage of Shares
Warren D. Bagatelle(1) c/o Loeb Investors Co. LXXV 61 Broadway New York, NY 10006	715,372	9.6%
James D. Gerson(2) c/o Fahnestock and Co. 780 3rd Avenue New York, NY 10017	749,303	9.9%
Thomas L. Kempner(1) c/o Loeb Investors Co. LXXV 61 Broadway New York, NY 10006	546,125	7.3%
Loeb Investors Co. LXXV(1) 61 Broadway New York, NY 10006	528,216	7.1%
Jerry D. Leitman(3)	266,666	3.5%
Robert L. Kanode(4)	58,764	*
William A. Lawson	52,220	*
Allen Charkey(5)	49,999	*
John H. Gutfreund(6)	17,273	*
Robert Gable(7)	14,000	*
Daniel J. Samela	-	*
U.S. Trust Company of New York 114 West 47th Street New York, NY	695,350	9.4%
All directors and executive officers as a group (10 Persons)	1,941,506	24.6%

_____________________________

* Less than one percent.

_____________________________

* Less than one percent.
(1)	Messrs. Bagatelle and Kempner, by virtue of being general partners of Loeb Investors Co. LXXV, may each be deemed to beneficially own the shares of Loeb Investors Co. LXXV. Each of Mr. Kempner and Mr. Bagatelle is each a member of a group, as that term is used in Section 13(d) of the Exchange Act, which group, in the aggregate, owns 528,216 shares of common stock. In addition, each of Messrs. Bagatelle and Kempner beneficially owns 1,000 shares which may be issued upon exercise of options. Mr. Kempner's shareholdings also includes 16,909 shares issuable upon conversion of Series A preferred stock and exercise of related warrants.

(2)	Mr. Gerson's shareholdings include 71,078 shares held by his wife as custodian for two children (of which 22,545 shares are issuable upon conversion of Series A Preferred Stock and exercise of related warrants). Also includes 21,064 shares held by a private foundation, of which Mr. Gerson is President and a Director. Mr. Gerson disclaims beneficial ownership of the securities held by his wife and of the private foundation. Mr. Gerson also holds 122,545 shares (of which 22,545 are issuable upon conversion of Series A Preferred Stock and exercise of related warrants) in a company in which he is Chairman. Mr. Gerson's other holdings also include 90,182 shares issuable upon conversion of Series A Preferred Stock and exercise of related warrants and 1,000 shares which may be issued upon exercise of options.

(3)	Includes 166,666 shares which may be acquired upon exercise of options.

(4)	Includes 50,000 shares which may be issued upon exercise of options and 6,764 shares which may be issued upon conversion of Series A Preferred Stock and exercise of related warrants.

(5)	Represents shares which may be issued upon exercise of options.

(6)	Represents 11,273 shares which may be issued upon conversion of Series A Preferred Stock and related warrants and 6,000 shares which may be issued upon exercise of options.

(7)	Represents 8,000 shares held by his wife as to which he disclaims beneficial interest and 6,000 shares which may be issued upon exercise of options.

Item 13. RELATED PARTY TRANSACTIONS

      Messrs. Warren Bagatelle, James Gerson, Thomas Kempner, Jerry Leitman and William Lawson are also directors of, and have a significant investment in, FuelCell. Accordingly, these directors may be deemed to have an indirect interest in certain transactions with us because of their relationship with FuelCell.

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

      The tax sharing agreement defines the rights and obligations of FuelCell and us with respect to filing of returns, payments, deficiencies and refunds of federal, state and other income, franchise or certain other taxes relating to our operations before the spin-off. The tax sharing agreement is intended to allocate the tax liability of FuelCell between FuelCell and us as if we were separate taxable companies.

      The services agreement sets forth the terms under which FuelCell provides to us certain management and administrative services, as well as the use of certain office, research and development and manufacturing and support facilities and services. We paid FuelCell $167,500 for the year ended December 31, 2000, $67,000 for the two months ended December 31, 1999 and $378,000 for the year ended October 31, 1999. We now have the ability to perform substantially all of these services.

      In February 1999, we borrowed $300,000 from FuelCell for working capital and capital expenditures. This loan was secured by all of our assets. We borrowed an additional $1.6 million from a bank, which was guaranteed by FuelCell. These loans were repaid in April 1999.

      In March 1999, Jerry D. Leitman, our Chairman, exercised options for 100,000 shares of our common stock at $3.00 per share by issuing to us a nonrecourse, non-interest-bearing note in the original principal amount of $300,000 payable in equal installments through 2001. No principal payments have yet been made on this note. If this note is not paid by August 4, 2001, Mr. Leitman's shares will be forfeited.

      In December 1999, James Gerson and John Gutfreund, each a director, and a retirement plan for Robert Kanode, our Chief Executive Officer, President and a director, bought 20,000, 2,000 and 1,200 shares of Series A preferred stock, respectively, and accompanying warrants at $25.00 per share.

      Loeb Partners Corporation, an affiliate of Thomas Kempner and Warren Bagatelle, each a director, received $174,000 as standby underwriter in connection with our 1999 rights offering.

      In December 2000, we entered into an agreement with Oxygen, S.p.A. Oxygen has agreed to promote and incorporate into its manufacturing process our rechargeable nickel-zinc batteries destined for the European market for use in light-weight electric vehicles. These batteries will be manufactured by our joint venture in the PRC. We have invested $154,000 in the equity of Oxygen and we hold 18% of its issued capital. It is expected that James Gerson, one of our directors, will be a director of Oxygen. In addition, Glen Bowling, our Vice President of Marketing and Sales, is a director and officer of Oxygen. Oxygen has placed an initial order with us for 3,250 rechargeable nickel-zinc batteries to be manufactured over year 2001 by our joint venture in the PRC.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

Independent Auditors' Report

KPMG LLP (See page F-2, hereof.)

Balance Sheets - December 31, 2000 and 1999 (See page F-3 hereof.)

Statements of Income (Loss) for the Year ended December 31, 2000, Two Months ended December 31, 1999 and Years ended October 31, 1999 and 1998 (See page F-4, hereof.)

Statements of Changes in Shareholders' Equity for the Year ended December 31, 2000, Two Months ended December 31, 1999 and the Years ended October 31, 1999 and 1998 (See page F-5, hereof.)

Statements of Cash Flows for the Year ended December 31, 2000, Two Months ended December 31, 1999 and the Years ended October 31, 1999 and 1998 (See page F-6, hereof.)

Notes to Financial Statements (See pages F-7 thru F-17, hereof.)

(A) (2) FINANCIAL STATEMENT SCHEDULES

Supplement schedules are not provided because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(A) (3) EXHIBITS

(A) (3) EXHIBITS TO THE 10-K

Exhibit No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to exhibit of the same number contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

3.2

Certificate of the Designation, Powers, Preference and Rights of the Series A Cumulative Convertible Preferred Stock, the Series A-1 Cumulative Convertible Preferred Stock and the Series B Cumulative Convertible Preferred Stock (incorporated by reference to exhibit of the same number contained in the Company's S-3 dated March 23, 2000).

3.3

Form of Warrant issued to holders of Series A Preferred Stock and placement agent, dated December 16, 1999 (incorporated by reference to exhibit of the same number contained in the Company's S-3 dated March 23, 2000).

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

10.31

Employment Agreement between Evercel, Inc. and the Executive Vice-President and Chief Technology Officer. (incorporated by reference to exhibit 10.91 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

10.40

Technology Transfer and License Agreement between the Fuel Cell Energy (formerly Energy Research Corporation) and the Joint Venture owned jointly by the Xiamen Daily-Used Chemicals Co., Ltd. of China and Nan Ya Plastics Corporation of Taiwan, dated February 21, 1998 (incorporated by reference to exhibit 10.6 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

10.41

Technology Transfer and License Contract, dated May 29, 1998 Ni-Zn Battery Technology among Xiamen-ERC Battery Corp., Ltd. and Xiamen Daily-Used Chemicals Co., Ltd. and the Company (incorporated by reference to exhibit 10.7 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

10.42

Cooperative Joint Venture Contract, dated as of July 7, 1998, between Xiamen Three Circles Co., Ltd. and the Fuel Cell Energy Corporation (formerly Energy Research Corporation) for the establishment of Xiamen Three Circles-FCE Battery Corp., Ltd., Sino Foreign Manufacturing Joint Venture (incorporated by reference to exhibit 10.8 contained in the Company's SB-2/A Amendment 2 dated February 9, 1999).

23.1	Consent of KPMG LLP

Independent Auditors' Report

The Board of Directors
Evercel, Inc.:

We have audited the accompanying consolidated balance sheets of Evercel, Inc. and subsidiaries as of December 31, 2000 and 1999 and October 31, 1999 and the related consolidated statements of income (loss), changes in shareholders' equity and cash flows for the year ended December 31, 2000, the two months ended December 31, 1999 and for each of the years in the two-year period ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evercel, Inc. and subsidiaries as of December 31, 2000 and 1999 and October 31, 1999 and the results of their operations and their cash flows for the year ended December 31, 2000, the two months ended December 31, 1999 and for each of the years in the two-year period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
 KPMG LLP

January 29, 2001
Stamford, CT

EVERCEL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
ASSETS	December 31, 2000	December 31, 1999	October 31, 1999

Current assets:
Cash and cash equivalents	$12,195	$6,117	$1,820
Accounts receivable	129	193	214
Inventories	2,246	159	192
Other current assets	470	35	56

Total current assets	15,040	6,504	2,282

Property, plant and equipment, net	8,337	2,289	1,991
Other assets, net	3,750	17	17

TOTAL ASSETS	$27,127	$8,810	$4,290

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt	$248	$--	$--
Accounts payable	1,519	391	538
Accrued salaries and benefits	835	185	156
Accrued liabilities	1,564	166	317
Total current liabilities	4,166	742	1,011

Long term Debt	1,118	--	--
Other non-current liabilities	141	--	--
Minority interest	5,588	--	--

Shareholders' equity:
Preferred Stock ($0.01 par value); 1,000,000 shares authorized: 196,500 and 264,000 issued and outstanding at December 31, 2000 and 1999, respectively (with cumulative dividends at 8%).	2	3	--
Common Stock ($0.01 par value); 30,000,000 shares authorized: 7,431,952 and 5,722,090 issued and outstanding at December 31, 2000, and 1999 and October 31, 1999, respectively.	74	57	57
Additional paid-in-capital	33,644	14,084	7,978
Note receivable from shareholder	(300)	(300)	(300)
Accumulated deficit	(17,306)	(5,776)	(4,456)

Total shareholders' equity	16,114	8,068	3,279

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$27,127	$8,810	$4,290

The accompanying notes are an integral part of the consolidated financial statements

 EVERCEL, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Loss)
Year ended December 31, 2000,
Two Months Ended December 31, 1999, and
Years Ended October 31, 1999, and 1998
(Dollars in thousands, except per share amounts)

	Fiscal Year Ended December 31,	Two Months Ended December 31,	Fiscal Years Ended October 31,
Statement of Income Data:	2000	1999	1999	1998

Revenues	$ 200	$ 13	$ 196	$ 438
Costs and expenses
Cost of revenues	627	220	694	87
Administrative and selling expenses	7,361	690	2,425	1,850
Research and development	4,623	451	2,449	1,832

Total operating costs and expenses	12,611	1,361	5,568	3,769

Loss from operations	(12,411)	(1,348)	(5,372)	(3,331)
Interest income, net	609	28	90	--
License Fee Income	572	--	--	--
Equity in net loss of affiliate	(165)	--	(36)	--
Minority interest expense	(47)	--	--	--
Other expenses	--	--	(3)	--

Loss before income tax benefit	(11,442)	(1,320)	(5,321)	(3,331)
Income tax benefit	88	--	(360)	(1,006)
Net loss	(11,530)	(1,320)	(4,961)	(2,325)

Preferred stock dividends	(503)	(22)	--	--

Net loss -- common shareholders	(12,033)	(1,342)	(4,961)	(2,325)

Basic and diluted loss per share	(1.80)	(0.23)	(1.11)	(0.84)(b)

Basic and diluted shares outstanding	6,679,000(a)	5,722,090(a)	4,456,538	2,778,000 (b)

          (a) Due to losses we have incurred, dilutive instruments, consisting of shares of Series A Preferred Stock, options and warrants, have been excluded from diluted shares. At December 31, 2000 and 1999, there were 196,500 and 264,000, respectively, shares of Series A Preferred Stock convertible into 714,523 and 960,000, respectively, shares of common stock, related warrants exercisable for 555,2000 and 595,268, respectively, shares of common stock and options exercisable for 676,499 and 627,098, respectively, shares of common stock.

          (b) Represents the pro forma loss per share and shares assumed to be outstanding based on the number of shares outstanding immediately after our spin off from FuelCell.

The accompanying notes are an integral part of the consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARIES

 Consolidated Statements of Changes in Shareholders' Equity
Year ended December 31, 2000,
Two Months Ended December 31, 1999, and
Years Ended October 31, 1999 and 1998

(Dollars in thousands)

	Common Stock		Preferred Stock		Additional paid-in capital	Accumulated deficit	Note receivable from shareholder	Net assets of Battery Group	Total shareholders' equity
	Shares	Amount	Shares	Amount

Balance at October 31, 1997	--	--	--	--	--	--	--	211	211
Net loss	--	--	--	--	--	--	--	(2,325)	(2,325)
Contribution from FuelCell	--	--	--	--	--	--	--	2,537	2,537

Balance at October 31, 1998	--	--	--	--	--	--	--	423	423
Net intercompany activity	--	--	--	--	--	--	--	96	96
Net loss pre-spin	--	--	--	--	--	--	--	(505)	(505)
Common stock issued	2,777,712	28	--	--	(14)	--	--	(14)	--
Stock issued under rights offering	2,777,712	28	--	--	7,493	--	--	--	7,521
Stock options exercised	166,666	1	--	--	499	--	(300)	--	200
Net loss post spin-off	--	--	--	--	--	(4,456)	--	--	(4,456)

Balance at October 31, 1999	5,722,090	57	--	--	7,978	(4,456)	(300)	--	3,279

Preferred stock issued	--	--	264,000	3	6,128	--	--	--	6,131
Net loss	--	--	--	--	--	(1,320)	--	--	(1,320)
Preferred stock dividends	--	--	--	--	(22)	--	--	--	(22)

Balance at December 31, 1999	5,722,090	$ 57	264,000	$ 3	$ 14,084	$ (5,776)	$ (300)	$ --	$ 8,068

EVERCEL, INC. AND SUBSIDIARIES, continued

 Consolidated Statements of Changes in Shareholders' Equity
Year ended December 31, 2000,
Two Months Ended December 31, 1999, and
Years Ended October 31, 1999 and 1998

(Dollars in thousands)
Net loss	--	--	--	--	--	(11,530)	--	--	(11,530)
Common stock issued	1,391,080	14	--	--	15,924	--	--	--	15,938
Conversion of preferred stock	245,448	3	(67,500)	(1)	(2)	--	--	--	0
Stock options exercised	25,334	0	--	--	112	--		--	112
Warrants exercised	48,000	0			380				380
Preferred stock dividends	--	--	--	--	(503)	--	--	--	(503)
Recognized warrant expense	--	--	--	--	46	--	--	--	46
Accelerated Vesting of stock options	--	--	--	--	350	--	--	--	350
Contribution from FuelCell	--	--	--	--	3,253	--	--	--	3,253

Balance at December 31, 2000	7,431,952	$ 74	196,500	$ 2	$ 33,644	$ (17,306)	$ (300)	$ --	$ 16,114

 The accompanying notes are an integral part of the consolidated financial statements.

 EVERCEL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Year Ended December 31, 2000,
Two Months Ended December 31, 1999 and
Years Ended October 31, 1999 and 1998
(Dollars in thousands)
		Two Months	Years Ended
	Year Ended	Ended
	December 31,	December 31,	October 31,	October 31,
	2000	1999	1999	1998

Cash flows from operating activities:
Net loss	$ (11,530)	$ (1,320)	$ (4,961)	$ (2,325)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	410	54	181	45
Recognized warrant expense	46	--	--	--
Recognized accelerated vesting of stock options	350	--	--	--
Equity in net loss of affiliate	165	--	36	--
(Increase) decrease in operating assets:
Accounts receivable	236	21	(197)	16
Inventories	(1,461)	33	(192)	--
Other current assets	(409)	--	(56)	42
Increase (decrease) in operating liabilities:
Accounts payable	959	(147)	485	36
Accrued liabilities	1,745	(144)	376	32
Other long-term assets	(566)	21	254	(332)

Net cash used in operating activities	(10,055)	(1,482)	(4,074)	(2,486)

Cash flows from investing activities:
Capital expenditures	(5,420)	(352)	(1,321)	(652)
Investment in Subsidiary	(155)	--	--	--
Cash contributed to Xiamen JV	(2,500)	--	--	--

Net cash used in investing activities	(8,075)	(352)	(1,321)	(652)

Cash flows from financing activities:
Borrowings from FuelCell	--	--	--	603
Repayment to FuelCell	--	--	(603)	--
Proceeds from common stock issued, net	16,430	--	7,721	--
Proceeds from preferred stock issued, net	--	6,131	--	--
Preferred stock dividends paid	(418)	--	--	--
Loan proceeds from Virginia authorities	1,250	--	--	--
Proceeds from notes payable for equipment	116	--	--	--
Cash contributed from FuelCell	6,830	--	96	2,536

Net cash provided by financing activities	24,208	6,131	7,214	3,139

Net increase in cash and cash equivalents	6,078	4,297	1,819	1
Cash and cash equivalents - beginning of period	6,117	1,820	1	--

Cash and cash equivalents - end of period	$ 12,195	$ 6,117	$ 1,820	$ 1

EVERCEL, INC. AND SUBSIDIARIES, continued

 Consolidated Statements of Cash Flows
Year Ended December 31, 2000,
Two Months Ended December 31, 1999 and
Years Ended October 31, 1999 and 1998
(Dollars in thousands)

Supplemental Disclosure of Cash Flow Information (in thousands)
		Two Months	Years Ended
	Year Ended	Ended
	December 31,	December 31,	October 31,	October 31,
	2000	1999	1999	1998

Cash paid during the period for:
Interest	$ 14	$ --	$ 18	$ --

Non-cash financing activities:
Capital leases	$ 141	$ --	$ --	$ --

Non-cash financing activities due to contribution of net assets of the Xiamen JV from FuelCell:
Accounts receivable	$ (172)	$ --	$ --	$ --
Inventory	(626)	--	--	--
Other current assets	(26)	--	--	--
Accounts payable	169	--	--	--
Accrued expenses	218	--	--	--
Fixed assets, net	(1,038)	--	--	--
Other long term assets	(3,177)	--	--	--
Minority Interest	5,588	--	--	--

The accompanying notes are an integral part of the consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000 and 1999, and October 31, 1999

(1)  Basis of Presentation

On October 6, 1999, the Board of Directors voted to change the fiscal year end of Evercel, Inc. from October 31 to December 31. The accompanying financial statements represents our financial position and results of operations as of and for the year ended December 31, 2000, and the two months ended December 31, 1999; the financial position of the Company at October 31, 1999 and the results of operations of the Battery Group of FuelCell Energy, Inc. ("FuelCell") for the period from November 1, 1998 through February 21, 1999 and the results of operations of Evercel from February 22, 1999 through October 31, 1999.

(2)  Summary of Significant Accounting Policies

Nature of Business

We are engaged in the design and manufacture of innovative, patented nickel-zinc rechargeable batteries, as well as the research and design of other advanced battery technologies. The nickel-zinc battery has commercial applications in markets requiring long cycle life, light weight and relative cost efficiency. We are initially manufacturing and selling our batteries in two markets: 1) at our manufacturing facility in Newport News, Virginia, we are producing EvertrollÔ brand batteries for electric trolling motors used in sport fishing boats, and 2) we own a majority interest in a joint venture in the People's Republic of China (PRC) that manufactures rechargeable nickel-zinc batteries for scooter markets in Europe and Asia.

In addition to our current target markets, we believe our battery technology has future applications in other markets, including: neighborhood electric vehicles, such as golf carts; wheelchairs; electric bicycles; uninterruptible power supplies, such as back-up power supplies for computers; yard tools, including lawn mowers and trimmers; and 42-volt battery systems for automobiles and trucks.

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

    high specific energy (energy capacity per unit weight) relative to the weight of the battery and specific power content (how rapidly energy can be drawn from the battery relative to its weight);

    sustained performance at high depths of discharge over the life of the battery;

    low material costs;

    maintenance free, sealed unit construction; and

    easy recyclability.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our two subsidiaries -- the Xiamen Three Circles-ERC Battery Corp. joint venture and the Xiamen-ERC High Technology joint venture -- consolidated subsequent to December 1, 2000. Prior to that date, the Xiamen Three Circles-ERC Battery Corp subsidiary was accounted for under the equity method.

Spin-off from FuelCell Energy, Joint Ventures and License Agreements

On February 22, 1999, FuelCell affected a spin-off of us by deconsolidating the financial statements of the Company and a Joint Venture from its consolidated financial statements. As part of the spin-off, FuelCell transferred capital assets (net), prepaid spin-off costs, accounts receivable and short-term liabilities amounting to $1,228,000, $501,000, $36,000 and $1,096,000, respectively. FuelCell distributed to its shareholders in a tax-free distribution one share of Evercel common stock for every three shares of common stock of FuelCell held on the record date of February 22, 1999. On April 5, 1999, we completed a rights offering of its shares at $3.00 per share and began trading.

In February 1998, FuelCell entered into the Nan Ya License Agreement with a joint venture between Nan Ya Plastics Corporation of Taiwan, a Formosa Plastics Group company, and Xiamen Three Circles Co., Ltd. of Xiamen, China for the use of the Company's nickel-zinc batteries in electric and hybrid electric vehicles in China, Taiwan, Hong Kong and Macao on an exclusive basis and for certain other Southeast Asian countries on a non-exclusive basis. The license agreement calls for the payment of $5.0 million in three stages and a royalty for the exclusive and non-exclusive territories. The payments include $1.5 million received by FuelCell in 1998, of which $1.3 million and $0.2 million, respectively were recorded on FuelCell's financial statements in 1999 and 1998. A further $2.0 million is to be paid to the Company based on completion of cycle life testing that was substantially achieved in December 1999. Although we believe the principal milestone conditions have been achieved and we have received $572,000, we cannot guarantee that we will receive the remaining balance. If we receive the balance of the $2.0 million payment, we may also be entitled to a final payment of $1.5 million to be paid to us upon completion of duplication of the battery at its facilities in China. The Nan Ya License Agreement provides that we have the right to invest the final payment in equity in the joint venture manufacturing and sales organization formed between Nan Ya Plastics and Xiamen Three Circles Co., Ltd.

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

In July 1998, FuelCell entered into another joint venture, the Xiamen Three Circles ERC Technolgy Co., Ltd., with Xiamen, representing the Fujian province. The purpose of the Tech JV is to enhance cooperation between China and the United States in the field of energy and other new advanced technology fields. On December 1, 2000, FuelCell transferred to us a 42.17% interest ($253,000 investment value) in the Tech JV. Subsequent to December 1, 2000, as a result of this transfer, we are consolidating this joint venture in our financial statements.

In accordance with a License Assistance Agreement entered into between us and FuelCell, we agreed to provide all services and assistance necessary for it to effectively fulfill, on behalf of FuelCell, all of FuelCell's obligations under the Joint Venture and the related license agreement until FuelCell obtained the approval from the Chinese partner and appropriate Chinese governmental authority for the assignment of such agreements to the Company, which was on December 1, 2000. In return for such assistance, FuelCell paid to us and we paid to FuelCell an amount equal to the sum of all money, dividends, profits, reimbursements, distributions and payments actually paid to FuelCell or paid by FuelCell in cash or in kind or otherwise accruing to FuelCell pursuant to the Joint Venture contract and related license agreement. All expenses and costs incurred by us in meeting the obligations under the License Assistance Agreement were solely ours, and FuelCell was not liable for their payment. Prior to December 1, 2000, we accounted for our involvement in that Joint Venture using the equity method of accounting, in which we recorded our share of earnings and losses from that joint venture in our income statements. Subsequent to December 1, 2000, we have consolidated that joint venture in our financial statements.

Revenue Recognition

Revenue on product sales is recognized at the time of shipment.

Cash and Cash Equivalents

Cash equivalents consist primarily of money market deposits with short term maturities at the date of acquisition. We place our temporary cash investments with high credit quality institutions.

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

Impairment of Long Lived Assets

Long-lived assets including fixed assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we estimate the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value would generally be determined by market value.

Intellectual Property

Intellectual property including patents and proprietary technology is carried at cost less amortization. They are amortized over twenty years.

Stock Option Plan

Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employees stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We apply the recognition provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

FASB Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation," is an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for a number of issues, including the definition of an employee, compensatory versus non-compensatory plans, modifications of plan terms, and accounting for the exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000.

Earnings Per Share (EPS)

Basic earnings per share are based upon the weighted average common shares outstanding during the period. We have computed dilutive EPS without consideration to potentially dilutive instruments due to the losses incurred. If we had computed dilutive shares considering dilutive instruments, the fully diluted shares outstanding would have been 8,625,081, 7,940,456 and 6,353,188 at December 31, 2000, December 31, 1999 and October 31, 1999, respectively.

The Company declared a 100% stock dividend having the effect of 2 for 1 stock split payable on March 22, 2000 to shareholders of record on March 7, 2000. All share and per share data have been adjusted retroactively to give effect to the stock dividend.

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

Prior to the spin-off by FuelCell, the Battery Business Group was included in the consolidated tax filings of FuelCell. The provision for income taxes represents an allocation of a portion of the FuelCell consolidated U.S. federal income tax provision to the battery group for the period during which we were a part of FuelCell. The allocated tax provision is determined based upon the income or loss of each group as if a separate tax return was filed.

Recent Accounting Pronouncements

SFAS No. 133 -- SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended, this statement became effective for us on January 1, 2001. The adoption of this statement did not have a material effect on our results of operations, cash flows, or financial position because we do not currently purchase derivative instruments or enter into hedging activities, and no derivatives embedded in contracts have been identified.

FASB Interpretation No. 44 - (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation". An interpretation of APB Opinion No. 25, FIN 44 clarifies the application of APB No. 25 for a number of issues, including the definition of an employee, compensatory versus non-compensatory plans, modifications of plan terms, and accounting for the exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000. The adoption of FIN 44 had no material impact on our financial position or results of operations.

(3)  Accounts Receivable

Accounts receivable at December 31, 2000 and 1999 and October 31, 1999 consists of the following (in thousands):

	December 31, 2000	December 31, 1999	October 31, 1999

Joint Venture and other	$ 91	$ 174	$ 195
U.S. Government	19	19	19
Commercial customers	24	5	5
Allowance for uncollectible amounts	(5)	(5)	(5)

Net Total	$ 129	$ 193	$ 214

(4)  Inventory

Inventories at December 31, 2000 and 1999 and October 31, 1999 consisted of the following (in thousands):

	December 31, 2000	December 31, 1999	October 31, 1999

Raw Materials	$ 1,916	$ 123	$ 146
Work in Progress	104	23	69
Finished Goods	326	13	2

Gross Inventories	2,346	159	217
Reserve for obsolescence	(100)	--	(25)

Net inventory balance	$ 2,246	$ 159	$ 192

(5)  Property, Plant and Equipment

Property, plant and equipment at December 31, 2000 and 1999 and October 31, 1999 consisted of the following (in thousands):

	December 31, 2000	December 31, 1999	October 31, 1999	Estimated Useful Life

Machinery and equipment	$ 3,788	$ 2,073	$ 1,944	3-8 Years

Furniture and fixtures	759	204	204	10 Years

Leasehold improvements	291	148	148	5 Years

Construction-in-progress	5,059	928	705

	9,897	3,353	3,001

Less, accumulated depreciation and amortization	(1,560)	(1,064)	(1,010)

Total property, plant and equipment	$ 8,337	$ 2,289	$ 1,991

(6)  Other Assets

Other assets at December 31, 2000 and 1999, and October 31, 1999 consisted of the following (in thousands):

	December 31, 2000	December 31, 1999	October 31, 1999

Intangibles	$ 2,879	$ --	$ --
Security Deposits	33	17	17
Investment in subsidiary	155	--	--
Deposits on assets	683	--	--

	$ 3,750	$ 17	$ 17

Intangibles consist of proprietary technology, trademarks and patents of our Chinese subsidiary, which are being amortized over five to eighteen years using the straight-line method. Accumulated amortization at December 31, 2000 was $139,000.

The Company has invested $155,000 in Oxygen S.p.A. representing an investment interest of 18%. The Company will be the exclusive supplier of batteries to Oxygen, which has been created to provide a complete transportation solution in Italy, including non-polluting electric two-wheeled vehicles and the necessary infrastructure to make these vehicles feasible and affordable.

(7)  Commitments and Contingencies

On January 15, 1999, the Company entered into a property lease for five years with an option to extend for an additional five years. Minimum lease payments are $171,000 for the first three years (1999, 2000 and 2001) with increases to $178,000 in year four (2002) and $185,000 in year five (2003).

On August 1, 2000 we entered into a manufacturing facility lease for twenty years with four five-year options. Minimum lease payments, beginning November 1, 2000, are $717,000 for the first year with an escalation of 1.5% per year.

(8)  Long Term Debt

In December 2000, the Company borrowed $1 million from the Virginia Small Business Financing Authority (VSBFA) and $250,000 from the Newport News Redevelopment and Housing Authority (NNRHA). The VSBFA loan is at 8.75% over 5 years, and the NNRHA loan is at 4.5% over 6.5 years, with interest payments only for the first 6 months. Both loans are collateralized by specifically identified equipment. The Company also purchased equipment financed by notes payable. The terms of these notes range from 12 months to 36 months, with an imputed interest rate range of 6% to 26.63%. Maturities of these long-term obligations during each of the years 2001 through 2008 are also included below.

Year ended December 31,	Maturity Amount

2001	$ 248,214
2002	236,701
2003	263,066
2004	254,328
2005	275,792
thereafter	88,202

Total	$1,366,303

We are currently negotiating with private financial institutions in order to secure up to approximately $9.0 million in borrowings in order to provide adequate financing and capital for opportunities or contingencies.

(9)  Leases

The Company leases certain equipment under capital leases. The future minimum lease payments are as shown below:

Year ended December 31,	Minimum lease payments

2001	$ 68,108
2002	56,030
2003	22,799
2004	3,961
2005	3,301
thereafter	0

Total	$ 154,199

Depreciation applicable to assets under capital lease included in depreciation and amortization expense was $17,000, $0 and $0 for the fiscal years ended December 31, 2000, October 31, 1999 and October 31, 1998 respectively. At December 31, 2000, capital lease obligations were $131,000 of which $54,000 was included in accrued liabilities.

(10)  Stock Option Plan

The Board had adopted the 1998 Stock Option Plan in anticipation of the spin-off of the Company from FuelCell as a separate publicly held company. Under the terms of the Plan, options to purchase up to 1,300,000 (192,000 shares have been exercised) shares of common stock may be granted to officers, key employees and directors of the Company. At the July 2000 annual meeting, the Board of Directors had recommended to stockholders that the common shares issuable under the Plan be increased from 600,000 to 1,300,000, which was approved. Pursuant to the Plan, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to officers and key employees of the Company and may grant nonqualified options and stock appreciation rights to directors of the Company.

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

In conjunction with the relocation of our manufacturing facility to Virginia, and other personnel changes certain employees received severance packages, including an accelerated vesting of their non-vested stock options. As a result of this, under APB 25, we recorded a compensation charge of $350,000 in September 2000.

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

	Dividend rate	Risk Free Interest Rate range	Expected life	Volatility factor

Year Ended December 31, 2000	0%	5.68-6.74%	10 years	.6607-.9800
Two Months Ended December 31, 1999	0%	4.70-6.35%	10 years	.5971-.6225
Year Ended October 31, 1999	0%	4.31-6.35%	10 years	.5495-.6225

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost, except as described above, has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have be reduced to the unaudited pro forma amounts indicated below (in thousands):

	Year ended December 31, 2000	Two Months ended December 31, 1999	Year ended October 31, 1999

Net loss:
As reported	$(11,530)	$(1,320)	$(4,961)
Pro forma	(12,783)	(1,350)	(6,128)

Loss per share:
As reported - Basic	$ (1.80)	$ (0.23)	$ (1.11)
Pro forma - Basic	(1.91)	(0.24)	(1.38)

Pro forma net income does not reflect options granted prior to 1999. The weighted average grant date fair value of options granted during the fiscal years ended December 31, 2000 and October 31, 1999 was $16.32 per share and $2.67 per share, respectively.

The following table summarizes the plan activity:

	Number of options	Range of option prices		Weighted average option price

Outstanding at October 31, 1998	--			$ --
Granted	649,764	$3.00 -	$6.28	3.48
Exercised	(166,666)	3.00 -	3.00	3.00
Cancelled	(18,666)	5.72 -	5.72	5.72

Outstanding at October 31, 1999	464,432	3.00 -	6.28	$ 3.52
Granted	2,000	10.00 -	10.00	10.00
Cancelled	(6,000)	5.72 -	5.72	5.72

Outstanding at December 31, 1999	460,432	3.00 -	10.00	$ 3.52
Granted	291,000	10.00 -	25.22	18.70
Exercised	(25,333)	3.00 -	6.25	5.17
Cancelled	(49,600)	3.00 -	25.22	18.12

Outstanding at December 31, 2000	676,499	3.00 -	25.22	$ 9.32

Options outstanding and exercisable at December 31, 2000 are as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.00	352,665	8.11	$3.00	125,998	$3.00
5.72 to 10.00	68,334	8.82	7.22	14,709	6.12
11.00 to 15.50	103,500	9.52	14.14	--	--
17.50 to 20.63	87,000	9.05	19.06	27,500	17.50
24.31 to 25.22	65,000	9.19	25.15	--	--

$3.00 to $25.22	676,499	8.62	$9.32	168,207	$6.02

(11)  Private Placement of Equity Securities

On December 16, 1999 the Company raised $6.6 million in capital through the private placement of equity securities and a commitment from these investors for an additional $3.3 million, at Evercel's option (the "Private Placement"), for manufacturing expansion in the United States, working capital and general corporate purposes. Investors in the Private Placement received 264,000 Shares of Series A Convertible Preferred Stock at an issue price of $25 per share, with a dividend of 8 percent payable in additional Preferred Shares or in cash, which are convertible to common shares at a conversion rate of 3.63625 common shares per preferred share. The Preferred Shares are callable by the Company three years following the issue date, or at any time one year following the issue date if certain Common stock price levels are reached. Each Preferred Share also carries a five-year warrant, which is exercisable into two shares of common stock at $8.25 per Share. The warrants are callable at any time after one year following the issue date if certain common stock price levels are reached during the warrant's five-year period. Each owner of Series A Shares is subject to a call by the Company to purchase additional Convertible Preferred Shares in an amount equal to 50 percent of its investment in Series A Shares.

During the year ended December 31, 2000, 24,000 warrants were converted into 48,000 shares of common shares, at $8.25 per share. Net proceeds, after 4% conversion fee, were $380,000.

In connection with the private placement, we issued another 8,000 warrants to consultants, upon which we recognized a warrant expense of $46,000 based upon vesting period, exercise price, and fair market value at date of grant. Each warrant can be exercised for one share of common stock, at $12.50 per share, for a period not to exceed five years.

(12)  Public Offering of Securities

We completed a public offering of our common stock in May 2000. The public offering raised net proceeds of $15.9 million through the sale of 1,391,080 shares of our common stock at $12.50 per share. The net proceeds were used to equip our new manufacturing facility in Virginia, including an automated manufacturing line, increase the production capacity of our joint venture, with the balance used for general corporate purposes and working capital.

(13)  Employee Benefits

Subsequent to October 31, 1999, we started a defined contribution 401(K) plan ("The Safe Harbor Plan"). The plan provides for us to contribute 3% of the employees' gross W-2 earnings, to eligible employees, which is based on length of service, regardless of their contribution. For the year ended December 31, 2000 and the two month period ended December 31, 1999, respectively, the Company contributed $41,818 and $8,137. For the year ended October 31, 1999, we participated in the FuelCell Capital Accumulation Plan, during which we contributed $2.

(14)  Income Taxes

The components of income tax expense (benefit) were as follows for the year ended December 31, 2000, the two months ended December 31, 1999, and the year ended October 31, 1999 was (in thousands):

	December 31, 2000	December 31, 1999	October 31, 1999
Current:
Federal	$ --	$ --	$ (315)
State	--	--	(45)
Foreign	88	--	--

	88	--	(360)

Deferred:
Federal	--	--	--
State	--	--	--
Foreign	--	--	--

Total income tax (benefit) expense	$ 88	$ --	$ (360)

The reconciliation of the statutory income tax rate to the Company's effective income tax rate for the year ended December 31, 2000, the two months ended December 31, 1999 and the year ended October 31, 1999 was as follows (in thousands):

	December 31, 2000	December 31, 1999	October 31, 1999

Statutory federal income tax rate	(34.0%)	(34.0%)	(34.0%)
Nondeductible expenditures	0.2%	1.1%	(0.4%)
Foreign taxes	0.8%	--	--
State tax, net of federal benefit	--	--	(0.9%)
Federal valuation allowance	33.8%	32.9%	28.5%

Effective income tax rate	0.8%	0.0%	(6.8%)

The Company's deferred tax assets and liabilities consisted of the following at December 31, 2000, December 31, 1999 and October 31, 1999 (in thousands):

	December 31, 2000	December 31, 1999	October 31, 1999
Deferred tax assets:
Incentive bonuses	$ 247	$ --	$ 6
Vacation accrual	62	46	15
Allowance for doubtful accounts	2	2	--
Inventory reserves	41	--	--
Net operating loss carryforwards	6,846	2,451	1,929

Gross deferred tax assets	7,198	2,499	1,950
Federal and state valuation allowance	(7,165)	(2,445)	(1,937)

Deferred tax assets after Valuation allowance	33	54	13

Deferred liability -
Accumulated depreciation	(50)	(40)	(30)
Incentive bonuses	--	(30)	--
Other	--	(1)	--

Gross deferred tax liability	(50)	(71)	(30)

Net deferred tax assets/(liability)	$ (17)	$ (17)	$ (17)

The Company has a federal net operating loss carryforward of approximately $16.5 million, which will expire in 2018 through 2020. Management believes it is more likely than not that the deferred tax assets after valuation allowance will be realized as sufficient taxable income will be generated to do so.

(15)  Disclosure about the Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses

The carrying amounts approximate fair value because of the short-term maturity of these instruments.

Long-term debt

The fair value of the following financial instruments was estimated based on the net present value of the interest and principal payments at December 31, 2000:

	Carrying Amount	Estimated Fair Value

Equipment notes payable	$ 116,000	$ 116,000
Long-term capital lease obligations	141,000	141,000
VSBFA loan	1,000,000	1,007,292
NNRHA loan	250,000	250,937

Total	$1,507,000	$1,515,229

(16) Subsequent Events

On February 9, 2001, the Company completed a stock offering of 3,000,000 common shares at $9.00 per share, resulting in total net proceeds of $25,380,000.

(17)  Quarterly Data (unaudited)

The following is a summary of our quarterly results of operations for the fiscal years ended December 31, 2000 and October 31, 1999 (in thousands, except per share data):

	Fiscal Year ended December 31, 2000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$5	$59	$30	$106
Cost of revenues	5	240	41	341
Net loss	(1,979)	(2,439)	(3,092)	(4,020)
Net loss -- common shares	(2,111)	(2,571)	(3,224)	(4,127)
Basic and diluted loss per share	$(0.37)	$(0.41)	$(0.45)	$(0.56)

	Fiscal Year ended October 31, 1999

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$0	$0	$0	$196
Cost of revenues	0	0	0	694
Net loss	(517)	(1,260)	(1,305)	(1,879)
Net loss -- common shares	(517)	(1,260)	(1,305)	(1,879)
Basic and diluted loss per share	$(0.19)	$(0.35)	$(0.23)	$(0.35)

Loss per share data is computed independently for each of the periods presented, therefore, the sum of the loss per share amounts for the quarters may not equal the total for the year.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERCEL, INC.
(Registrant)
By: /s/ Robert L. Kanode
Name:	Robert L. Kanode
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Robert L. Kanode 3/22/01
Name:	Robert L. Kanode	Date:
Title:	President, Chief Executive Officer and Director
/s/ Allen Charkey 3/22/01
Name:	Allen Charkey	Date:
Title:	Executive Vice President and Chief Technology Officer and Director
/s/ Daniel J. Samela 3/22/01
Name:	Daniel J. Samela	Date:
Title:	Chief Financial Officer
/s/ Jerry D. Leitman 3/26/01
Name:	Jerry D. Leitman	Date:
Title:	Chairman of the Board of Directors
/s/ Thomas L. Kempner 3/22/01
Name:	Thomas L. Kempner	Date:
Title:	Director

Name:	William A. Lawson	Date:
Title:	Director

Name:	Warren D. Bagatelle	Date:
Title:	Director

Name:	James D. Gerson	Date:
Title:	Director
/s/ Robert Gable 3/26/01
Name:	Robert Gable	Date:
Title:	Director
/s/ John H. Gutfreund 3/22/01
Name:	John H. Gutfreund	Date:
Title:	Director