Form 10-Q
period 2001-03-31
EVERCEL INC
filed 2001-05-15
CIK 1071119

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Mark One
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

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
Yes [X]   No [   ]

The number of shares outstanding of the Registrant's Common Stock, par value $.01 as of May 7, 2001 was 10,453,770.

EVERCEL, INC.
FORM 10-Q
INDEX

EVERCEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

ASSETS	March 31, 2001 (unaudited)	December 31, 2000

Current assets:
Cash and cash equivalents	$ 29,573	$ 12,195
Accounts receivable	624	129
Inventories	3,405	2,246
Other current assets	1,380	470

Total current assets	34,982	15,040

Property, plant and equipment, net	9,085	8,337
Other assets, including deposits on new equipment, net	3,129	3,750

TOTAL ASSETS	$ 47,196	$ 27,127

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 985	$ 1,519
Accrued salaries and benefits	797	835
Current portion of long term debt	290	302
Accrued liabilities	1,434	1,510

Total current liabilities	3,506	4,166

Long term debt	1,123	1,195
Other non-current liabilities	64	64
Minority interest	5,554	5,588

Total liabilities	10,247	11,013

Shareholders' equity:

Preferred Stock ($0.01 par value); 1,000,000 shares authorized: 190,500 and 196,500 issued and outstanding at March 31, 2001 and December 31, 2000, respectively (with cumulative dividends at 8%).	2	2
Common Stock ($0.01 par value); 30,000,000 shares authorized: 10,453,770 and 7,431,952 issued and outstanding March 31, 2001 and December 31, 2000, respectively.	105	74
Additional paid-in-capital	58,785	33,644
Note receivable from shareholder	(300)	(300)
Accumulated deficit	(21,643)	(17,306)

Total shareholders' equity	36,949	16,114

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 47,196	$ 27,127

See condensed notes to consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three Months Ended

	March 31, 2001	March 31, 2000

Revenues	$ 600	$ 5
Cost and expenses:
Cost of revenues	2,651	5
Administrative and selling expenses	1,836	1,363
Research and development	681	679

Total operating costs and expenses	5,168	2,047

Loss from operations	(4,568)	(2,047)

Interest income, net	197	63
Losses attributable to minority interest	34	-

Loss before income taxes	(4,337)	(1,979)

Income tax expense	-	-

Net loss	(4,337)	(1,979)

Preferred stock dividends	(97)	(132)

Net loss -- common shareholders	$ (4,434)	$ (2,111)

Basic and diluted loss per share	$ (0.48)	$ (0.37)

Basic and diluted shares outstanding	9,176	5,733

See condensed notes to consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three Months Ended

	March 31, 2001	March 31, 2000

Cash flows from operating activities:
Net loss	$ (4,337)	$ (1,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327	89
Other non-cash expenses	17	-
Minority interest	(34)	-
(Increase) decrease in operating assets:
Accounts receivable	(495)	172
Inventories	(1,159)	(133)
Other current assets	(910)	(142)
Increase (decrease) in operating liabilities:
Accounts payable	(534)	144
Accrued liabilities	(104)	251
Other long term assets	41	0

Net cash used in operating activities	(7,188)	(1,598)

Cash flows from investing activities:
Capital expenditures	(455)	(1,490)

Net cash used in investing activities	(455)	(1,490)

Cash flows from financing activities:
Repayments on loans payable	(71)	-
Repayments on leases payable	(13)	-
Preferred stock dividends paid	(107)	-
Net proceeds from common stock issued	25,212	34

Net cash provided by financing activities	25,021	34

Net increase in cash and cash equivalents	17,378	(3,054)
Cash and cash equivalents - beginning of period	12,195	6,117

Cash and cash equivalents - end of period	$ 29,573	$ 3,063

Cash paid during the period for:
Income taxes	$ -	$ -

Interest paid	$ 41	$ -

See condensed notes to consolidated financial statements.

EVERCEL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying financial statements represent our financial position as of March 31, 2001 and December 31, 2000 and results of operations for the three months ended March 31, 2001 and 2000.

Comparative amounts for the three months ended March 31 are unaudited. In the opinion of management, the information presented in the unaudited three-month statement reflects all adjustments necessary for a fair presentation of our results of operations for those periods.

(2) Summary of Significant Accounting Policies

Nature of Business

We are engaged in the design and manufacture of innovative, patented nickel-zinc rechargeable batteries, as well as the research and design of other advanced battery technologies. The nickel-zinc battery has commercial applications in markets requiring long cycle life, light weight and relative cost efficiency. Prior to the first quarter of 2001 our operations had mainly consisted of research and development activities. We are currently manufacturing and selling our batteries in two markets: 1) at our manufacturing facility in Newport News, Virginia, we are producing Evertroll™ brand batteries for electric trolling motors used in sport fishing boats, and 2) we own a majority interest in a joint venture in the People's Republic of China (PRC) that manufactures rechargeable nickel-zinc batteries for scooter markets in Europe and Asia. In addition to our current target markets, we believe our battery technology has future applications in other markets, including: neighborhood electric vehicles, such as golf carts; wheelchairs; electric bicycles; uninterruptible power supplies, such as back-up power supplies for computers; yard tools, including lawn mowers and trimmers; and 42-volt battery systems for automobiles and trucks.

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

(3) Capitalization

On February 9, 2001 we completed a stock offering of 3,000,000 common shares at $9.00 per share, resulting in total net proceeds of $25,212,000 after commissions and other expenses.

EVERCEL, INC.

Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

          We develop, design and have begun to manufacture high-performance rechargeable batteries. Prior to 2001, our operations mainly consisted of research and development. We recognize revenue on the date our products are shipped.

          FuelCell has licensed the rights to manufacture scooter batteries through the Joint Venture. Under our license assistance agreement with FuelCell, we have assumed the rights, benefits and obligations of Fuel Cell's 50.5% ownership of the Joint Venture. We accounted for our involvement in the Joint Venture under the License Assistance Agreement using the equity method of accounting, in which we record our share of earnings or losses from the Joint Venture in our statement of operations prior to December 1, 2000. On that date, the company received foreign governmental approval of the transfer and subsequently we account for the investment the Joint Venture by consolidating in our financial statements.

          On February 16, 1999, FuelCell transferred the principal assets, intellectual property and liabilities related to its battery business group to us. On February 22, 1999, FuelCell distributed to its shareholders shares of our common stock in a tax-free distribution.

          We have located our North American manufacturing operation in a 97,600 square foot building in Newport News, Virginia. We have completed installing our first automated manufacturing line. The initial product to come off this new line is our trolling motor marine battery for the North America sport fishing market.

Results of Operations

Three Months Ended March 31, 2001 Compared with Three Months Ended March 31, 2000

          We had revenues of $600,000 for the three months ended March 31, 2001 compared to $5,000 for the three months ended March 31, 2000. The revenues in the 2001 period were the result of our scooter and marine batteries sold, and in 2000 were due to consumer samples sold in our efforts to commercialize our nickel-zinc batteries. Cost of revenues of $2,651,000 for the three months ended March 31, 2001 increased as a result of increased personnel costs and other manufacturing expenses, including manufacturing costs associated with the new Virginia facility, related to the commercialization of Evercel's nickel-zinc batteries.

          Administrative and selling expenses increased 35% to $1,836,000 for the three months ended March 31, 2001 from $1,363,000 for the three months ended March 31, 2000. The increase is the result of additional staffing of administrative, financial and sales and marketing functions, relocation, and other employee costs, in addition to increased legal and financial costs.

          Research and development expenses increased less than 1% to $681,000 for the three months ended March 31, 2001 from $679,000 for the three months ended March 31, 2000.

          Net interest income of $197,000 for the three months ended March 31, 2001 increased from $63,000 for three months ended March 31, 2000 due to interest income on funds received from the February 2001 offering.

Liquidity and Capital Resources

          We have funded our operations primarily through cash generated from sales of equity. On February 9, 2001 we concluded a stock offering of 3 million shares of our common stock resulting in total net proceeds of $25,212,000.

          At March 31, 2001 we had working capital of $31,476,000, including cash and cash equivalents of $29,573,000, compared to working capital of $10,874,000, including cash and cash equivalents of $12,195,000 at December 31, 2000. In compliance with the terms of the Newport News, Virginia lease signed July 10, 2000 with Oakland Investors, LLC., we have executed a $1,000,000 letter of credit as a form of rent security, which will restrict our use of cash and cash equivalents by the same amount.

          Preferred stock dividends accrued on the Series A Preferred Stock issued in December 1999 were $97,000 in the three month period ended March 31, 2001. Dividend payments for each quarter are due and payable 15 days after the quarter end. As part of the December 1999 preferred offering, investors and the underwriter, Burnham Securities Inc., were issued warrants to purchase our common stock. If our common stock reaches certain price levels, we can redeem the warrants. If all the warrants were exercised, we would receive approximately $4.6 million in gross proceeds.

          Our capital expenditures are incurred primarily for production equipment in Newport News, Virginia. Capital expenditures were $455,000 for the three month period ended March 31, 2001.

          We anticipate that our existing capital resources will be adequate to satisfy existing financial requirements and agreements.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The investment portfolio includes money market accounts in U.S. financial institutions. Cash is invested overnight with high credit quality financial institutions. Based on the Company's overall interest exposure, including all interest rate sensitive instruments, a near-term change in interest rate movements of 100 basis points would increase or decrease our net loss for the quarter ended March 31, 2001 by $74,000.

PART II -- OTHER INFORMATION

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

None

(B)  REPORTS ON FORM 8-K

None

SIGNATURES

          In accordance with the requirements of the Securities Exchange of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
EVERCEL, INC.
(Registrant)
By: /s/ Daniel J. Samela
Name: Daniel J. Samela
Date: May 15, 2001	Title: Chief Financial Officer