Form 10-Q
period 2001-09-30
EVERCEL INC
filed 2001-11-14
CIK 1071119

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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
Yes [X]    No [   ]

The number of shares outstanding of the Registrant's Common Stock, par value $.01 as of November 7, 2001 was 10,477,375.

EVERCEL, INC.
FORM 10-Q
INDEX

EVERCEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

ASSETS	September 30, 2001 (unaudited)	December 31, 2000

Current assets:
Cash and cash equivalents	$ 19,695	$ 12,195
Accounts receivable	252	129
Inventories	61	2,246
Other current assets	246	470

Total current assets	20,254	15,040

Property, plant and equipment, net	1,905	8,337
Other assets, net	2,956	3,750

TOTAL ASSETS	$ 25,115	$ 27,127

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 746	$ 1,519
Accrued salaries and benefits	275	835
Current portion of long term debt	1,324	302
Accrued liabilities	3,508	1,510

Total current liabilities	5,853	4,166

Long term debt	-	1,195
Other non-current liabilities	14	64
Minority interest	5,688	5,588

Total liabilities	11,555	11,013

Shareholders' equity:

Preferred Stock ($0.01 par value); 1,000,000 shares authorized: 186,500 and 196,500 issued and outstanding at September 30, 2001 and December 31, 2000, respectively (with cumulative dividends at 8%).	2	2
Common Stock ($0.01 par value); 30,000,000 shares authorized: 10,477,375 and 7,431,952 issued and outstanding September 30, 2001 and December 31, 2000, respectively.	105	74
Additional paid-in-capital	58,563	33,644
Note receivable from shareholder	(300)	(300)
Accumulated deficit	(44,810)	(17,306)

Total shareholders' equity	13,560	16,114

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 25,115	$ 27,127

See condensed notes to consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	September 30,	September 30,
	2001	2000

Revenues	$ 29	$ 30
Cost and expenses:
Cost of revenues	630	41
Administrative and selling expenses	1,743	1,864
Research and development	556	1,366
Impairment & other charges associated with shutdown of Virginia operations	15,129	-

Total operating costs and expenses	18,058	3,271

Loss from operations	(18,029)	(3,241)

Interest income, net	132	220
License fee income	-	-
Losses of unconsolidated affiliate	-	(71)
Loss attributable to minority interest	(128)	-

Loss before income taxes	(18,025)	(3,092)

Income tax expense	-	-

Net loss	(18,025)	(3,092)

Preferred stock dividends	(93)	(132)

Net loss - common shareholders	$ (18,118)	$ (3,224)

Basic and diluted loss per share	$ (1.73)	$ (0.45)

Basic and diluted shares outstanding	10,474	7,128

See condensed notes to consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2001	2000

Revenues	$ 716	$ 94
Cost and expenses:
Cost of revenues	6,102	286
Administrative and selling expenses	5,924	5,079
Research and development	1,546	3,063
Impairment & other charges associated with shutdown of Virginia operations	15,129	-

Total operating costs and expenses	28,701	8,428

Loss from operations	(27,985)	(8,334)

Interest income, net	580	454
License fee income	-	572
Losses of unconsolidated affiliate	-	(114)
Loss attributable to minority interest	(99)	-

Loss before income taxes	(27,504)	(7,422)

Income tax expense (benefit)	-	88

Net loss	(27,504)	(7,510)

Preferred stock dividends	(285)	(396)

Net loss - common shareholders	$ (27,789)	$ (7,906)

Basic and diluted loss per share	$ (2.77)	$ (1.22)

Basic and diluted shares outstanding	10,040	6,455

See condensed notes to consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2001	2000

Cash flows from operating activities:
Net loss	$ (27,504)	$ (7,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,126	286
Minority interest	99	-
Write off of fixed assets	8	-
Impairment & other charges associated with shutdown of Virginia operations	15,129	-
(Increase) decrease in operating assets:
Accounts receivable	(246)	144
Inventories	(2,510)	(439)
Other current assets	(74)	(371)
Increase (decrease) in operating liabilities:
Accounts payable	(773)	817
Accrued liabilities	(947)	798

Other long term assets	(14)	152

Net cash used in operating activities	(15,706)	(6,123)

Cash flows from investing activities:
Capital expenditures	(1,379)	(3,887)
Investment in subsidiaries	-	(2,654)

Net cash used in investing activities	(1,379)	(6,541)

Cash flows from financing activities:
Repayments on loans payable	(129)	-
Repayments on leases payable	(94)	-
Preferred stock dividends paid	(299)	(286)
Net proceeds from common stock issued	25,107	16,429

Net cash provided by financing activities	24,585	16,143

Net increase in cash and cash equivalents	7,500	3,479
Cash and cash equivalents - beginning of period	12,195	6,117

Cash and cash equivalents - end of period	$ 19,695	$ 9,596

Cash paid during the period for:

Income taxes	$ -	$ 88

Interest paid	$ 101	$ -

See condensed notes to consolidated financial statements.

EVERCEL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying financial statements represent our financial position as of September 30, 2001 and December 31, 2000 and results of operations for the three and nine months ended September 30, 2001 and 2000.

Comparative amounts for the three and nine months ended September 30 are unaudited. In the opinion of management, the information presented in the unaudited three and nine-month statements reflect all adjustments necessary for a fair presentation of our results of operations for those periods.

(2) Summary of Significant Accounting Policies

Nature of Business

We are engaged in the design and manufacture of innovative, patented nickel-zinc rechargeable batteries, as well as the research and design of other nickel-zinc applications. The nickel-zinc battery has commercial applications in markets requiring long cycle life, light weight and relative cost efficiency. Prior to the first quarter of 2001 our operations had mainly consisted of research and development activities. During 2001, we began manufacturing and selling our batteries in two markets: 1) at our manufacturing facility in Newport News, Virginia, producing Evertroll™ brand batteries on a limited basis, for electric trolling motors used in sport fishing boats, and 2) we own a majority interest in a joint venture in Xiamen, in the People's Republic of China (PRC) that manufactures rechargeable nickel-zinc batteries, on a limited basis, for scooter and bicycle markets in Europe and Asia.

In addition to our current target markets, we believe our battery technology has future applications in other markets, including: neighborhood electric vehicles, such as golf carts; wheelchairs; electric bicycles; uninterruptible power supplies, such as back-up power supplies for computers; yard tools, including lawn mowers and trimmers; and 42-volt battery systems for automobiles and trucks.

On September 5, 2001, we announced the closing of our Newport News, Virginia manufacturing facility and consolidation of manufacturing in China.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our two subsidiaries - the Xiamen Three Circles-ERC Battery Corp. joint venture and the Xiamen-ERC High Technology joint venture - consolidated subsequent to December 1, 2000. Prior to that date, the Xiamen Three Circles-ERC Battery Corp subsidiary was accounted for under the equity method.

(3) Closing of Virginia manufacturing facility

On September 5, 2001 we announced the closing of our Newport News, Virginia manufacturing facility. As a result, a charge of $15.1 million for costs associated with the closing of the facility was recorded in the third quarter as follows:
	(Dollars in millions)

	Original Charge	Cash	Non-cash	Accrual as of Sept. 30, 2001

Impairment of fixed assets	$ 7.5	-	($7.5)	-
Write-off of inventories	4.7	-	(4.7)	-
Tentative lease obligation settlement and other costs	2.7	-	-	2.7
Severance and other personnel costs	0.2	-	-	.2

	$15.1	-	($12.2)	$2.9

Pursuant to our announcement, we ceased all production at the Virginia facility. Based on an undiscounted cash flow analysis, we deemed our fixed assets at both the Virginia facility and our Connecticut facility to be impaired. We reduced the values of these fixed assets to their estimated recovery value at September 30, 2001 and we anticipate finalizing the sale of the remaining assets at an auction in the fourth quarter of 2001.

The domestic inventory we have on-hand is considered to have minimal, if any, value. Therefore, we recorded a charge to write-off all domestic inventories at September 30, 2001.

Included in our charge are severance and other personnel costs for approximately twenty- two employees to be terminated within ninety days.

(4) Cash and Cash Equivalents

In compliance with the terms of the Newport News, Virginia lease signed July 10, 2000 with Oakland Investors, LLC., we have executed a $1,000,000 letter of credit as a form of rent security, which will restrict our use of cash and cash equivalents by the same amount.

Included in cash and cash equivalents is $7,629,000 held by our joint venture subsidiaries in Xiamen, in the Peoples Republic of China.

(5) Capitalization

On February 9, 2001 we completed a stock offering of 3,000,000 common shares at $9.00 per share, resulting in total net proceeds of $25,107,000 after commissions and other expenses.

EVERCEL, INC.
Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This report contains forward looking statements, including statements regarding the Company's plans and expectations regarding the development and commercialization of its nickel-zinc battery technology. When used in this Report, the words "expects", "anticipates", "estimates", "should", "will", "could", "would", "may", and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause such a difference include, without limitation, general risks associated with product development, manufacturing and introduction, rapid technological changes and competition as well as other risks set forth in the Company's filings with the Securities and Exchange Commission. Reference is hereby made to those filings for a more complete discussion of the risk factors associated with the Company. The forward-looking statements contained herein speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

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

          On September 5, 2001 we announced the closing of our Newport News, Virginia manufacturing facility and consolidation of manufacturing in China.

Results of Operations

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

          We had revenues of $29,000 for the three months ended September 30, 2001 compared to $30,000 for the three months ended September 30, 2000. The revenues in the 2001 period were the result of our scooter and marine batteries sold, and in 2000 were due to consumer samples sold in our efforts to commercialize our nickel-zinc batteries. Cost of revenues of $630,000 for the three months ended September 30, 2001 increased as a result of increased personnel costs and other manufacturing expenses, including manufacturing costs associated with the Virginia facility, related to the commercialization of Evercel's nickel-zinc batteries.

          Administrative and selling expenses decreased 6% to $1,743,000 for the three months September 30, 2001 from $1,864,000 for the three months ended September 30, 2000. The decrease is the result of reduction of staffing of administrative, financial and sales and marketing functions, relocation, and other employee costs, as a result of the closing of the manufacturing facility in Virginia.

          Research and development expenses decreased 59% to $556,000 for the three months ended September 30, 2001 from $1,366,000 for the three months ended September 30, 2000, as we have shifted our focus to a manufacturing operation.

          As a result of closing our facility in Newport News, Virginia, we recorded a charge of $15,129,000 in the three months ended September 30, 2001 for impairment and other costs associated with the shutdown of the operations. See Note 3 of the Condensed Notes to the Consolidated Financial Statements.

          Net interest income of $132,000 for the three months ended September 30, 2001 decreased from $220,000 for three months ended September 30, 2000, as a result of increased interest expenses associated with the increase in debt.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

          We had revenues of $716,000 for the nine months ended September 30, 2001 compared to $94,000 for the nine months ended September 30, 2000. The revenues in the 2001 period were the result of our scooter and marine batteries sold, and in 2000 were due to consumer samples sold in our efforts to commercialize our nickel-zinc batteries. Cost of revenues of $6,102,000 for the nine months ended September 30, 2001 increased as a result of increased personnel costs and other manufacturing expenses, including manufacturing costs associated with the Virginia facility, related to the commercialization of Evercel's nickel-zinc batteries.

          Administrative and selling expenses increased 17% to $5,924,000 for the nine months ended September 30, 2001 from $5,079,000 for the nine months ended September 30, 2000. The increase is the result of additional staffing of administrative, financial and sales and marketing functions, relocation, and other employee costs, in addition to increased legal and financial costs.

          Research and development expenses decreased 50% to $1,546,000 for the nine months ended September 30, 2001 from $3,063,000 for the nine months ended September 30, 2000, as we have shifted our focus to a manufacturing operation.

          As a result of closing our facility in Newport News, Virginia, we recorded a charge of $15,129,000 in the nine months ended September 30, 2001 for impairment and other costs associated with the shutdown of the operations. See Note 3 of the Condensed Notes to the Consolidated Financial Statements.

          Net interest income of $580,000 for the nine months ended September 30, 2001 increased from $454,000 for nine months ended September 30, 2000 due to interest income on funds received from the February 2001 offering, partially offset by the increase in interest expense associated with the increase in debt.

Liquidity and Capital Resources

          We have funded our operations primarily through cash generated from sales of equity. On February 9, 2001 we concluded a stock offering of 3 million shares of our common stock resulting in total net proceeds of $25,107,000.

          At September 30, 2001 we had working capital of $14,401,000, including cash and cash equivalents of $19,695,000, compared to working capital of $10,874,000, including cash and cash equivalents of $12,195,000 at December 31, 2000. In compliance with the terms of the Newport News, Virginia lease signed July 10, 2000 with Oakland Investors, LLC., we have executed a $1,000,000 letter of credit as a form of rent security, which will restrict our use of cash and cash equivalents by the same amount. Additionally, we have outstanding letters of credit in the amount of $600,000 to purchase raw materials.

          Preferred stock dividends accrued on the Series A Preferred Stock issued in December 1999 were $93,000 and $285,000 in the three and nine-month period ended September 30, 2001. Dividend payments for each quarter are due and payable 15 days after the quarter end. As part of the December 1999 preferred offering, investors and the underwriter, Burnham Securities Inc., were issued warrants to purchase our common stock. If our common stock reaches certain price levels, we can redeem the warrants. If all the warrants were exercised, we would receive approximately $4.6 million in gross proceeds.

          Our capital expenditures were primarily for production equipment in Newport News, Virginia. Capital expenditures were $1,379,000 for the nine-month period ended September 30, 2001.

          We anticipate that our existing capital resources will be adequate to satisfy current obligations arising from existing financial requirements and agreements, as we continue to reduce our cost structure and evaluate strategic alternatives.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The investment portfolio includes money market accounts in U.S. financial institutions. Cash is invested overnight with high credit quality financial institutions. Based on the Company's overall interest exposure, including all interest rate sensitive instruments, a near-term change in interest rate movements of 100 basis points would increase or decrease our net loss for the quarter ended September 30, 2001 by $49,000.

PART II - OTHER INFORMATION
Item 6:	EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

None

(B)     REPORTS ON FORM 8-K

None

SIGNATURES

          In accordance with the requirements of the Securities Exchange of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERCEL, INC.
(Registrant)

By: /s/ Daniel J. Samela
Name: Daniel J. Samela
Date: November 13, 2001	Title: Chief Financial Officer