Form 10-K
period 2001-12-31
EVERCEL INC
filed 2002-04-01
CIK 1071119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ___________________________________

Commission File Number:  001-14919

EVERCEL, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	06-1528142

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5 POND PARK ROAD
HINGHAM, MASSACHUSETTS 02043
(781) 741-8800
(Address, Including Zip Code, and Telephone Number,
Including Area Code, of Registrant's Principal Executive Offices)

GARRY PRIME, PRESIDENT AND CHIEF EXECUTIVE OFFICER
EVERCEL, INC.
5 POND PARK ROAD
HINGHAM, MASSACHUSETTS 02043
(781) 741-8800

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

Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $18,551,874, which is based on the closing price of $2.05 on March 21, 2001. On March 21, 2002 there were 10,390,708 shares of Common Stock of the registrant issued and outstanding.

EVERCEL, INC.

INDEX

Forward-looking Statement Disclaimer

When used in this report, the words "expects", "anticipates", "estimates", "should", "will", "could", "would", "may", and similar expressions are intended to identify forward-looking statements. Such statements include statements relating to Evercel's continued development and commercialization schedule for its patented nickel-zinc ("Ni-Zn") rechargeable battery technology and its joint venture partner, expansion plans, licensing opportunities and the expected cost competitiveness of its technology as well as its lack of a definitive business plan. These and other forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including, without limitation, general risks associated with product development and introduction, changes in worldwide environmental laws and policies, potential volatility of material costs, government appropriations, rapid technological change, and competition, as well as other risks. The forward-looking statements contained herein speak only as of the date of this Report. Evercel Inc. (the "Company") expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

PART I

Item 1.	BUSINESS

Overview

          We have developed and, through our joint venture in the Peoples Republic of China are manufacturing rechargeable nickel-zinc batteries (See "Our Joint Venture in the PRC"). The nickel-zinc battery technology is suited for applications requiring long cycle life, light weight and relative cost efficiency. We believe that we will be able to develop markets that utilize nickel-zinc technology both in the U.S. and internationally. However, to date there has not been wide spread acceptance of our technology.

          We are focusing our marketing efforts on specialty applications of our rechargeable nickel-zinc batteries where our technology has competitive advantages and where the channels of distribution are relatively narrow. At the present time, we are principally addressing applications in transportation, including:

    the small electric vehicle market, principally scooters, bicycles, wheelchairs and neighborhood electric vehicles the electric trolling motor market, primarily focused on bass fishing boats,

          We believe our rechargeable nickel-zinc batteries have a variety of other applications. We are continuing to look at additional applications such medical devices, portable power tools and lawn equipment.

Our Products

          Our proprietary nickel-zinc rechargeable battery is the result of a substantial investment by our former parent company in the development of advanced battery technologies. Our patented technology allow us to produce batteries with the following combination of characteristics:

  extended run time;
  light weight;
  maintenance free construction;
  favorable environmental profile; and
  attractive lifetime cost.

Market Opportunity

          In many deep discharge applications where the battery functions as the primary power source, we believe our nickel-zinc batteries offer superior performance and lower lifetime cost than many other battery chemistries currently available on a commercial basis. However, the cost of materials used in our batteries results in a higher initial cost to the user compared to some alternative technologies. This factor has hindered our efforts to achieve significant market penetration. We are continuing to improve our technology to reduce the cost per kilowatt hour.

          Electric Vehicles

          The electric scooter, electric bike and neighborhood electric vehicle markets are a good fit for our technology because of the particular characteristics of our batteries. Our technology enables manufacturers to incorporate in their vehicles a high-energy power source relative to the weight of the battery. The deep cycle capability of our technology provides longer total range than lower cost technologies. We believe the cost of ownership of our battery over its entire life is less than other available technologies. Certain states, including California, Arizona and Colorado, are strengthening environmental laws and granting consumer rebates for purchasing electric vehicles. We expect this trend to continue. As the market for mass-produced electric vehicles grows in the United States, we believe that we are well positioned to be a major participant in this market

          The electric vehicle market primarily exists in Europe and Asia. Growing concern about air pollution in Europe is resulting in increased government restrictions on internal combustion engines and government incentives to induce consumer purchases of non-combusting vehicles. Our technology is a logical alternative that offers greater power and range than many competing technologies. Within the electric vehicle market, we expect that the majority of our sales will be direct sales to manufacturers, with a small aftermarket for battery sales directly to consumers.

          Electric Trolling Motors

          The electric trolling motor market exists almost exclusively in the United States bass fishing industry. While the retail price of the Evertroll battery is significantly higher than that of a lead-acid battery, we believe that the durability and extended life of the Evertroll battery will result in a cost per hour of operation over the life of the battery that is less than that of a lead-acid battery. However, the initial high cost of our battery has been a barrier to greater market penetration. While we have seen increased demand at a lower retail price, we are not certain we can lower manufacturing costs to a level that will allow us to maintain the lower retail price.

          Other Markets

          Our technology lends itself to other applications where a mobile energy source is required. We believe that the motorized wheelchair may be a potentially large market for our technology. We have developed a battery that matches the dimensions of the standard for motorized wheelchairs. Our battery is significantly lighter and offers the other advantages of nickel-zinc technology. We have not yet begun to market this battery and cannot predict the level of market acceptance.

          We are exploring the potential of our technology for use in medical devices and tools. While we do not currently have products suitable for these markets, we believe that the nickel-zinc batteries may be a viable power source for these applications.

Technology

          We believe we have created products that are well suited for our target markets and we have developed and patented technologies that will permit high volume manufacture of our rechargeable batteries. We believe our batteries have a longer cycle life, are lighter in weight and lower in total life cycle cost than comparable batteries currently available in our target markets. Although the basic characteristics of nickel-zinc battery technology have been known for many years, our patents and proprietary production process create a barrier of entry for potential competition in our chosen market. We have nine U.S. patents which, combined, have an average of eight years remaining before expiration. Our batteries also have the additional advantage of lower environmental impact compared to lead-acid or nickel-cadmium batteries.

Management

          In July 2001, the Company elected a new Chairman of the Board of Directors and hired a new President and CEO. The new management has reduced expenses while focusing on improving sales and reducing costs. (See Directors and Officers of Registrant)

History of Evercel and Our Technology

          Our products are the culmination of decades of research in rechargeable nickel-zinc battery technology. The rechargeable nickel-zinc battery was first patented in 1923. During the early 1980's, extensive research and development efforts by other researchers to develop a rechargeable nickel-zinc battery were not successful due to unacceptably short battery cycle life.

          We solved the short cycle life problem with our proprietary cell consisting of layers of positive (nickel) electrodes and negative (zinc) electrodes separated by both electrolyte absorptive layers and microporous separator layers. By sealing the battery cell and reducing the solubility of the zinc electrode, we have increased the cycle life of our batteries. Currently, our research and development efforts are focused on designing batteries for specific applications, improving performance characteristics and reducing costs. (See Research and Development)

          Evercel operated as the battery business group of FuelCell Energy, Inc. (FuelCell) between 1970 and 1999. FuelCell's main business is the development of carbonate fuel cells, which are designed for stationary power systems. In February 1999, FuelCell made a tax-free distribution of our stock to its stockholders, which resulted in our current structure as an independent, publicly held company. While we were part of FuelCell, we focused primarily on the development and engineering of electricity production and storage by electrochemical means. Prior to becoming independent, our product sales emphasized high performance battery cells for the submarine, aerospace and military markets where application needs and engineering excellence outweighed the concerns of cost. We pursued several battery technologies, including silver-zinc, nickel-cadmium, and nickel-zinc. During the mid-1970's to early 1980's, we manufactured high energy density silver-zinc batteries for submarines and submersibles for both main propulsion and auxiliary power. During the 1980's, we were contracted by the United States Navy to develop nickel-cadmium batteries for nuclear submarines as well as the U.S. Department of Energy to develop nickel-zinc batteries for electric vehicles. Historically, we relied on corporate and government contracts for our revenue and as the source of internal research and development funds.

Competitive Battery Technologies

          There are two types of batteries, disposable and rechargeable batteries. Our nickel-zinc batteries are rechargeable. Rechargeable batteries can often be used in battery applications where disposable batteries are most commonly employed. Disposable batteries are, in most cases, too costly or inconvenient for widespread use in applications currently utilizing rechargeable batteries.

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

          We believe nickel-zinc technology is suitable for our target markets because of its potential to compete well in several rechargeable battery applications. The following chart illustrates the primary performance characteristics by which batteries are judged in our target markets and compares nickel-zinc to certain other competitive battery technologies:

Battery Performance Characteristics
	NICKEL-ZINC	LEAD-ACID	NICKEL-CADMIUM	NICKEL-METAL HYDRIDE	LITHIUM-ION

Specific Energy (Wh/kg)	35-65(1) 53(2)	20-30(1)	20-40(1)	40-65(1)	90(1)

Specific Power (W/kg)	280(2)	200(4)	260(3)	190(3)	Low(3)

Cycle Life (Number of deep discharge cycles)	600(2)	250(1)-1,000(3)	300-2,000(1)	300-600(1)	60-300(3)

Energy Density (Wh/l)	65-130(1) 85(2)	40-80(1)	40-100(1)	105-185(1)	200(1)

Cost of Materials ($/kWh)(4)	≤ 275	≤ 50	≤ 300	≤ 500	≤ 800

_______________________

(1)Handbook of Batteries, Edited by D. Linden (Second Edition) McGraw-Hill Publisher (1995).

(2)Nan Ya Test Report, dated December 1999, for 12-volt module (7-cell battery).

(3)Battery Report on Power Sources (DSMA Battery Committee) (1997).

(4)Evercel estimates.

          Our technology is well suited to our target markets due to the combination of the characteristics listed in the table above. Specific energy provides extra range or run-time given a realistic weight limit in an electric vehicle or boat. Specific power provides the necessary acceleration for the vehicle to meet the expectations of the user or, in a marine application that does not require acceleration, the ability of the trolling motor to pull reliably in heavy wind or current. Energy density provides extra range or run time given a realistic size and configuration in an electric vehicle or boat.

          In the electric vehicle and trolling motor markets, the costs must be justified by cycle life. Longer cycle life correlates to more miles in total range for an electric vehicle or more total hours of trolling over the life of the battery.

          In addition to our nickel-zinc technology, the commercial market for rechargeable batteries consists principally of lead-acid, nickel-cadmium, nickel-metal hydride and lithium-ion batteries.

  Lead-acid batteries are the most common rechargeable batteries and are primarily used in automobile starting, uninterruptible power supplies and motive power applications such as golf carts and forklifts. Although lead-acid is the lowest cost rechargeable technology currently available, these batteries are typically characterized by low cycle life and low energy density.
  Nickel-cadmium is the most common rechargeable power source used in power tools and similar consumer applications. Nickel-cadmium is considered the most powerful and robust technology in the rechargeable battery marketplace. In the last decade, nickel-cadmium has increasingly been the subject of tightening environmental and workplace regulations and related pressures for recycling and mandatory collection due to the toxicity of cadmium as a principal component.
  Nickel-metal hydride technology, primarily used in portable electronics, including mobile phones and computers, incorporates high energy density compared to nickel-cadmium. Nickel-metal hydride is also offered in electric and hybrid electric vehicles. Although the metal hydride electrode is considered environmentally preferable to cadmium, nickel-metal hydride cells and batteries typically carry a cost premium that detracts from the appeal of this technology.
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

Competition

          Competition in our markets continues to be, and is expected to remain, intense. Competitors range from development stage companies to major domestic and international companies, many of which have resources significantly greater than ours. Several of these companies are attempting to develop commercial nickel-zinc batteries. However we believe that their technology is less mature than ours. In addition, several other battery manufacturers are attempting to develop and market higher performance versions of lead-acid batteries.

          In our target electric vehicle and trolling motor markets, we expect to compete against suppliers of rechargeable lead-acid and, to a lesser extent, nickel-cadmium and nickel-metal hydride batteries. We are competing on the basis of battery performance and economics, as well as stability, safety and environmental impact considerations. The small vehicle market is predominately powered by gasoline powered, internal combustion engines. However, electric battery powered vehicles are becoming popular with regulators, manufacturers and consumers alike. Our largest competitors in the battery market for electric vehicles are GEL and AGM types of lead acid battery manufacturers in Asia and Europe.

          The major suppliers to the trolling motor battery market are Delco Battery and Johnson Controls, Inc., who are producing and distributing lead-acid batteries.

Environmental Impact

          Nickel-zinc batteries are more environmentally acceptable than other commonly available rechargeable battery systems. Lead-acid batteries, our principal competitors, contain chemicals that are harmful to the environment and must be recycled. Nickel-zinc batteries are recyclable. Nickel-zinc batteries also contain no cadmium or mercury, which are difficult to dispose of under current environmental regulation. In addition, we anticipate little waste generation and no wastewater effluents due to our simple manufacturing process. The Joint Venture also uses solvent in the electrode production process that can be reclaimed, purified and reintroduced into the manufacturing process with low levels of waste.

Sales and Marketing

          We are focusing our sales and marketing efforts in the following areas:

  generating direct sales to equipment manufacturers and distributors in selected applications and geographical territories marketing the trolling battery through a multi-channel approach including through distributors and directly to consumers;
  developing joint venture partnerships for manufacturing and distribution in applications and territories where we believe strategic partners can improve our sales revenues; and
  licensing our technology and know-how to strategic partners in applications for businesses other than our core applications, such as consumer electronics.

          In the electric vehicle market we are primarily focused on marketing directly to equipment manufacturers. We have conducted demonstrations, tests and evaluations for several key manufacturers, some of which are ongoing, that already have or may in the future lead to orders for our products.

Our Joint Venture in the PRC

          In July 1998, FuelCell entered into a joint venture agreement with the Three Circles Battery Co., a government-owned manufacturing company located in Xiamen, PRC. In connection with our spin off from FuelCell, FuelCell transferred its interest in Xiamen Three Circles ERC Battery Co., Ltd. (the Joint Venture) to us. The mission of our joint venture in the PRC is the continued development, manufacture and sale of nickel-zinc batteries based on our technology. We received a 50.5% ownership interest in the Joint Venture and Xiamen Three Circles received a 49.5% ownership interest. A board of directors manages our joint venture in the PRC, a majority of who are elected by Evercel and the balance by Xiamen Three Circles.

          In July 1998, as part of the joint venture arrangement, FuelCell, Xiamen Three Circles and the Joint Venture entered into a license agreement pursuant to which FuelCell licensed certain intellectual property to our joint venture for the development, manufacture and sale of nickel-zinc batteries for two applications in the PRC and other countries in Southeast Asia. In connection with our spin off from FuelCell, FuelCell transferred the license agreement to us. In addition, the Joint Venture may sublicense our technology to third parties in the PRC, Hong Kong, Taiwan and Macao on a non-exclusive basis. The joint venture agreement has a term of 20 years and may be terminated by mutual agreement by both parties. In December 2000, the joint venture agreement was formally transferred from FuelCell to us.

          Under the Three Circles License Agreement, the Joint Venture made an initial payment to FuelCell of $3.0 million, which FuelCell immediately reinvested in the joint venture. Following our spin off from FuelCell, in August 2000, we invested an additional $2.5 million and Xiamen Three Circles invested an additional $2.4 million in the joint venture. As a result, the current ownership interests in the joint venture did not change. The joint venture has contracted to pay us a royalty of 2.67% of the net sales of nickel-zinc batteries in the exclusive territory and 2.0% of the net sales of nickel-zinc batteries in the non-exclusive territory.

          The joint venture agreement allows for the distribution of revenue after payment of all operating expenses and costs required by law. We do not expect any distribution of revenues in the foreseeable future, as it is intended that all excess revenues will be reinvested in our joint venture.

The Nan Ya License Agreement

          In February 1998, FuelCell entered into the Nan Ya License Agreement with a joint venture between Nan Ya Plastics Corporation of Taiwan, a Formosa Plastics Group company, and Xiamen Three Circles Co., Ltd. of Xiamen, China for the use of the Company's nickel-zinc batteries in electric and hybrid electric vehicles in China, Taiwan, Hong Kong and Macao on an exclusive basis and for certain other Southeast Asian countries on a non-exclusive basis. The license agreement calls for the payment of $5.0 million in three stages and a royalty for the exclusive and non-exclusive territories. The payments include $1.5 million received by FuelCell in 1998, of which $1.3 million and $0.2 million respectively were recorded on FuelCell's financial statements in 1999 and 1998. A further $2.0 million is to be paid to us based on satisfying the testing criteria of 15 items required in the license agreement. We passed all testing criteria except for the "Volume Energy Density." We have received $572,000 as a result of achieving certain milestones on improving the battery's volume energy density however we have not fully met this objective and we cannot guarantee that we will receive the remaining balance. If we receive the balance of the $2.0 million payment, we may also be entitled to a final payment of $1.5 million to be paid to us upon completion of duplication of the battery at its facilities in China. The Nan Ya License Agreement provides that we have the right to invest the final payment in equity in the joint venture manufacturing and sales organization formed between Nan Ya Plastics and Xiamen Three Circles Co., Ltd.

Manufacturing and Raw Materials

          Our current manufacturing plan is to produce all of our batteries at our Joint Venture in Xiamen, PRC.

          In the PRC, we have established a semi-automated production process due to the availability of relatively inexpensive labor. Our joint venture has installed production equipment in a 32,000 square foot facility in Xiamen, PRC.

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

Patents and Trademarks

          We have nine United States patents which, combined, have an average of eight years remaining before expiration. Our patents expire at various times through 2017. We do not believe that the expiration of any of our earlier patents will have a material adverse effect on our business. We have registered "Evercel" and "Evertroll" as trademarks. We seek to protect our technology through U.S. patents and trade secrets and other agreements. Many of these patents are also filed in Hong Kong, Europe, Japan, Taiwan, India and the PRC.

Research and Development

          To a more limited extent, we will continue to advance our battery technologies by conducting additional research and development. Research and development expenses were $1.7 million in the year ended December 31, 2001, $4.6 million in the year ended December 31, 2000, $.5 million for the two months ended December 31, 1999, and $2.4 million in the year ended October 31, 1999.

Employees

          We employ a staff of 10 people in the U.S. The staffing level will be reduced to 4 people after we complete the relocation of the corporate offices to Massachusetts at the end of the first quarter of 2002. Our joint venture in the PRC employs approximately 70 full-time people, most of whom are engaged in research and development and manufacturing.

Facilities

          Effective March 1, 2002 we leased 4,000 square feet of space in Hingham, Massachusetts for our corporate headquarters. The lease term is for three years. The annual rent is $30,000.

          We lease approximately 28,500 square feet of space in Danbury, Connecticut, that has been used as our corporate headquarters. The lease term has two years remaining. The annual rent is $178,000 and $185,000 for the remaining years. We are attempting to sublease or negotiate a termination of this lease.

Legal Proceedings

          Allen Charkey, the former Vice President and Chief Technical Officer, has sued the Company for wrongful discharge. Mr. Charkey has sued for actual damages of $165,000 and punitive damages. The suit was filed in the Superior Court of the State of Connecticut and is presently in the discovery stage.

Risk Factors

          You should carefully consider the risks described below as well as the other information included in or incorporated by reference in this annual report on Form 10-K. If any of these risks occur our business prospects, results of operations or financial condition could be harmed.

We were a part of FuelCell until February 1999 and face significant risks typical of developing companies, which could harm our business, financial condition and results of operations.

          Until February 1999, we operated as the battery business group of FuelCell. Since our establishment as an independent entity, we have had limited success in the commercialization of our initial products. Revenue to date from sales of our battery products has been minimal. All manufacturing is done at our joint venture in the PRC; we do not have manufacturing capability in the United States. Our limited operating history makes predicting the future results of our operations or the risks we will face difficult. To date we have been unable to achieve the objectives of our business model, accordingly, we cannot be certain that our business strategy will be successful. As we seek to exploit other opportunities, there is no guarantee that we will:

identify attractive business opportunities; and

if identified, be successful in consummating agreements; and

if consummated, be successful in exploiting the opportunity

We have incurred substantial losses since our formation and may not become profitable in the future. If we continue to incur losses, the value of our common stock could decline.

          We are not profitable and have had limited revenues. We cannot assure you that we will become profitable in the foreseeable future, if ever. For the twelve months ended December 31, 2001, 2000 and 1999 we had losses attributable to common stockholders of $28.5 million, $12.0 million and $5.9 million, respectively. We expect that we will continue to incur losses at least through 2002. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

Future cash flows from our battery product line may not be sufficient to justify the valuation of our intellectual properties.

          If we determine that future net cash flows from the licensing of our technology and the sale of our battery products is less than the carrying amount of our intellectual properties, we will be required under current accounting principles to revalue those properties.

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

          Our joint venture in the PRC intends to expand its manufacturing capability. Manufacturing capability is dependent upon a number of factors, including manufacturing concerns and process control issues. We cannot assure you that the Joint Venture will not have difficulties meeting necessary quality control standards if we expand our manufacturing capabilities. Our business, financial condition and results of operations may be severely harmed if we encounter difficulties in effectively managing either the current production process or the budgeting, forecasting, quality control and other manufacturing issues encountered. Additionally, we cannot assure you that our licensees or our Joint Venture will be able to satisfy commercial-scale production requirements on a timely and cost-effective basis. Our failure to manufacture our nickel-zinc battery products in the volume necessary to exceed our fixed overhead expenses would have a significant adverse impact on our results of operations. To date, our manufacturing process has been unable to yield sufficient quantities of good batteries to be cost effective.

          The Joint Venture in the PRC is currently the exclusive manufacturer of our batteries. If the Joint Venture is unable or unwilling to continue to manufacture our batteries, we have no alternative means of producing batteries. In addition, we have no experience with the capabilities of our shipping contractors and cannot assure you that our shipping contractors will be able to ship our products in a timely manner. Delays in receiving product from China may hinder our ability to establish and maintain relationships with original equipment manufacturers and distributors.

Risks Related to our Investment in the People's Republic of China

          We conduct business in the People's Republic of China (the PRC) mainly through:

  our 50.5% ownership interest in a joint venture with Xiamen Three Circles Co., Ltd. that manufactures rechargeable nickel-zinc batteries from a plant in Xiamen; and
  the licensing of our technology to that joint venture pursuant to the Three Circles License Agreement.

The following risk factors relate to our business in the PRC.

Changes in the political environment in the PRC may adversely affect our business, financial condition and results of operations.

          The value of our interest in our joint venture in the PRC and the profitability of that joint venture may be adversely affected by changes in the political environment in the PRC. The PRC is a socialist state, which, since 1949, has been, and is expected to continue to be, controlled by the Communist Party of China. Changes in the political leadership in the PRC could lead to changes in legal and business regulations and the general political, economic and social environment in that country. Those changes could adversely affect our business, financial condition and results of operations if they prohibit or restrict foreign investment in the PRC or result in increased costs for our joint venture.

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

We may have difficulty protecting our intellectual property rights in the PRC, which could have a material adverse effect on our business, financial condition and results of operations.

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

          We expect that our joint venture in the PRC will receive a substantial portion of its revenues in renminbi. A portion of those revenues will have to be converted to other currencies to meet contractual obligations (such as payment obligations to suppliers) or for purposes of remitting these funds to us as return of capital, dividends or license payments. Under our joint venture agreement, we are entitled to receive royalties based on sales using our technology and other distributions from our joint venture. Our joint venture may be unable to convert sufficient renminbi into foreign currency to enable it to comply with its foreign currency payment obligations, including royalty payments and distributions to us. In the event of a depressed market in renminbi, the cost of foreign currency could prevent our joint venture in the PRC from paying distributions and license fees to us. In addition, fluctuations in the exchange rate of the renminbi into U.S. dollars could have an adverse effect on the license fees owed to us.

Laws, regulations and policies in the PRC may negatively affect our investment in that country due to inconsistent application or adverse interpretation, enforcement or evolution.

          The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation. As the legal system in the PRC develops, new laws, changes to existing laws (or interpretations thereof) and preemption of provincial or local laws by national laws may adversely affect our investment in our joint venture. In circumstances where adequate laws exist, we may not be able to obtain timely and equitable enforcement of those laws.

Expropriation of joint venture property by the PRC government would adversely affect us.

          Following the formation of the PRC in 1949, the PRC government renounced various debt obligations incurred by predecessor governments, which obligations remain in default, and expropriated assets without compensation. We cannot assure you that, in the future, expropriation or nationalization of the assets of the joint venture in the PRC or any of our other assets in the PRC will not occur. Such an expropriation or nationalization could result in a total loss of our investment in the joint venture in the PRC.

Additional Risks Related to Our Business

Our success depends upon the success of the manufacturers who may use our products or license our technology.

          A substantial portion of our business will depend upon the success of products sold by manufacturers that may use our batteries or license our technology. For example, one factor determining the quantity of purchase orders we may receive from electric vehicle manufacturers in the future is the success of that company's vehicles. We are subject to many risks beyond our control that influence the success or failure of manufacturers' particular products including, among others factors:

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

          The rechargeable battery industry is characterized by intense competition with a large number of companies offering or seeking to develop technology and products similar to ours. We are subject to competition from manufacturers of traditional rechargeable batteries, from manufacturers of rechargeable batteries with advanced technologies, as well as from companies engaged in the development of batteries incorporating new technologies. We cannot assure you that we will be successful in competing with these manufacturers, many of which have substantially greater financial, technical, manufacturing, distribution, marketing, sales and other resources than we have. A number of companies with substantially greater resources than ours are pursuing the development of a wide variety of battery technologies that are expected to compete with our technology.

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

We offer an extended warranty on our products, and we have limited experience as to our potential liability.

          We offer an extended warranty for our batteries. Our warranty is greater than the existing warranties of most of our competitors. If we are unable to manufacture batteries that achieve our stated performance levels or meet our customers' expectations for quality, the resulting claims may exceed expected levels against which we have reserved. Excessive claims will adversely affect our results of operations and financial condition.

Product liability claims could result in costs to us or impede demand for our products.

          The sale of our products may expose us to product liability claims from consumers. Certain materials we use in our batteries could, if used improperly, cause injuries to others. In addition, improperly charging or discharging our batteries could possibly cause fires. Any accident involving our batteries or other battery products could impede demand for our products.

Risks Related To Our Common Stock

We may be unable to meet our future capital requirements.

          We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. In the past, we have experienced negative cash flow from operations. We completed a public offering in February 2001. This offering raised net proceeds of $25.1 million through the sale of 3,000,000 shares of our common stock at $9.00 per share and we currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least 2002. We may need to raise additional funds prior to the expiration of this period if, for example, we pursue business acquisitions or experience operational losses that exceed our current expectations. We also cannot assure you that we will be able to put in place any future credit facilities that will address our future capital needs, in whole or in part.

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
  inability to commercialize the nickel-zinc technology
  conditions or trends in the battery or electric vehicle industries;
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

          Many companies that have experienced volatility in the market price of their stocks have been the subjects of securities class action litigation. We may be involved in a securities class action lawsuit in the future. Litigation often results in substantial costs and the diversion of management's attention and resources and could harm our business, financial condition and results of operations.

Substantial sales of our common stock could cause our stock price to fall.

          If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants or the conversion of our Series A preferred stock, in the public market, the market price of our common stock could fall. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. At December 31, 2001 we had outstanding 10,377,375 shares of common stock, assuming no conversion of our Series A preferred stock and no exercise of our outstanding options or warrants. As of December 31, 2001, an additional 1,434,592 shares of common stock may be issued upon conversion of the Series A preferred stock and exercise of outstanding options and warrants.

We do not intend to pay any cash dividends.

          We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends on our common stock in the foreseeable future.

DIVIDEND POLICY

          We have never declared or paid any cash dividends on our common stock and we do not intend to pay any cash dividends in the near future on our common stock. At this time, we intend to retain our future earnings to fund the expansion of our business. Our board of directors may review our dividend policy from time to time, based on our performance and our financial condition.
Item 2.	PROPERTIES

          Effective March 1, 2002 we leased 4,000 square feet of space in Hingham, Massachusetts for our corporate headquarters. The lease term is for three years. The annual rent is $30,000.

          We lease approximately 28,500 square feet of space in Danbury, Connecticut, that has been used as our corporate headquarters. The lease term has two years remaining. The annual rent is $178,000 and $185,000 for the remaining years. We are attempting to sublease or negotiate a termination of this lease.
Item 3.	LEGAL PROCEEDINGS

          Allen Charkey, the former Vice President and Chief Technical Officer, has sued the Company for wrongful discharge. Mr. Charkey has sued for actual damages of $165,000 and punitive damages. The suit was filed in the Superior Court of the State of Connecticut and is presently in the discovery stage.

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

          Our common stock has been traded on the NASDAQ National Market since May 4, 2000, and previously on the NASDAQ Small Cap Market from April 5, 1999.

	HIGH	LOW
Calendar 2001
First Quarter	$ 12.63	$ 4.88
Second Quarter	7.38	3.00
Third Quarter	4.16	.50
Fourth Quarter	.99	.40
Calendar 2000
First Quarter	$ 30.75	$ 12.00
Second Quarter	24.00	12.38
Third Quarter	22.56	11.00
Fourth Quarter	21.94	5.78

          As of March 8, 2002, there were approximately 140 holders of record of our common stock.
Item 6.	SELECTED FINANCIAL DATA

          The selected financial data set forth below is for the fiscal years ended December 31, 2001 and 2000, October 31, 1999 and the two months ended December 31, 1999. You should read this information together with our financial statements and the notes to those statements beginning on page F-3 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The statement of operations data for the fiscal years ended December 31, 2001 and 2000, October 31, 1999, the two months ended December 31, 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 are derived from our financial statements, which have been audited by KPMG LLP, independent accountants, and are included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected in the future, and results of interim periods are not necessarily indicative of results for the entire year.

	(Dollars in thousands, except per share amounts)
	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,	Two Months Ended December 31,	Fiscal Year Ended October 31,
Statement of Income Data:	2001	2000	1999	1999

Revenues	$ 730	$ 200	$ 13	$ 196
Costs and expenses
Cost of revenues	6,472	627	220	694
Administrative and selling expenses	6,402	7,361	690	2,425
Research and development	1,677	4,623	451	2,449
Impairment & other charges associated with shutdown of Virginia operations	15,003	-	-	-

Total operating costs and expenses	29,554	12,611	1,361	5,568

Loss from operations	(28,824)	(12,411)	(1,348)	(5,372)
Interest income, net	819	609	28	90
License fee income	-	572	-	-
Equity in net loss of affiliate	-	(165)	-	(36)
Minority interest expense	(123)	(47)	-	-
Other expenses	-	-	-	(3)

Loss before income tax benefit	(28,128)	(11,442)	(1,320)	(5,321)
Income tax benefit	-	88	-	(360)

Net loss	(28,128)	(11,530)	(1,320)	(4,961)

Preferred stock dividends	(380)	(503)	(22)	-

Net loss - common shareholders	(28,508)	(12,033)	(1,342)	(4,961)

Basic and diluted loss per share	(2.82)	(1.80)	(0.23)	(1.11)

Basic and diluted shares outstanding	10,126,000(a)	6,679,000(a)	5,722,090(a)	4,456,538

Balance Sheet Data:

Cash and cash equivalents	$ 16,199	$ 12,195	$ 6,117	$ 1,820
Total assets	21,455	27,127	8,810	4,290
Total current liabilities	3,195	4,166	742	1,011
Total shareholders' equity	12,851	16,114	8,068	3,279

          (a) Due to losses we have incurred, dilutive instruments, consisting of shares of Series A Preferred Stock, options and warrants, have been excluded from diluted shares. At December 31, 2001, 2000 and 1999 there were 194,035, 196,500 and 264,000 respectively, shares of Series A Preferred Stock convertible into 705,560, 714,523 and 960,000 respectively, shares of common stock, related warrants exercisable for 555,200, 555,200 and 595,268 shares of common stock and options exercisable for 173,833, 676,499 and 627,098 respectively, shares of common stock.
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          We changed our fiscal year from October 31 to December 31 effective December 31, 1999. As a result, portions of the following discussion cover the two month period from November 1, 1999 to December 31, 1999.

Overview

          We develop, design and manufacture high-performance rechargeable nickel-zinc batteries. We recognize revenue on the date our products are shipped as title passes to our customers in accordance with our FOB shipping sales terms. The principal markets for our batteries are the small electric vehicle market, i.e. scooters, neighborhood vehicles, wheelchairs, e-bicycles, and marine trolling motors. We believe that our technology offers superior performance versus traditional batteries. While we believe that over their lives nickel-zinc batteries are more economical, the initial cost of our batteries is higher than that of traditional power sources for these applications. This initial cost has been a barrier to widespread market acceptance. We have, through continued development, improved the performance and reduced the cost of our batteries. It is still uncertain whether these improvements and cost reductions will enable us to generate sufficient revenue to justify the value of our technology. If we do not generate sufficient revenue we may be required to revalue our technology.

          We have licensed the rights to manufacture and sell nickel-zinc batteries for certain specific applications in the PRC and other countries in Southeast Asia to our joint venture in the PRC, of which we own a 50.5% interest. Prior to December 1, 2000, we accounted for our involvement in that joint venture using the equity method of accounting, in which we recorded our share of earnings or losses from that joint venture in our income statement. Subsequent to December 1, 2000, as a result of the joint venture agreement being formally transferred to us, we have consolidated that joint venture in our financial statements.

          In a related transaction FuelCell transferred to us a 42.17% interest in Xiamen Three Circles ERC Technology Co., Ltd, (Tech JV). Subsequent to, but as part of the intent of, the original transfer, 17.67% of the Tech JV was transferred from us to Dr. Chao Ming Huang. The purpose of the Tech JV is to enhance cooperation between China and the United States in the field of energy and other new advanced technology fields. The Tech JV has had limited activity and is not significant to our financial statements. Subsequent to the 17.67% transfer, we have accounted for the Tech JV using the equity method of accounting.

          On February 16, 1999, FuelCell transferred to us the principal assets, intellectual property and liabilities related to its battery business group. On February 22, 1999, FuelCell distributed to its stockholders shares of our common stock in a tax-free distribution. In April 1999, we received $7.7 million from the sale of shares of our common stock at $3.00 per share pursuant to a rights offering. Results shown before the period of the spin-off reflect our activity as the battery business group of FuelCell.

          To continue to meet our operating and capital requirements, we completed a private placement of our equity in December 1999, raising $6.1 million, net of expenses. We also completed a public offering of our common stock in May 2000. The public offering raised net proceeds of $15.9 million through the sale of 1,391,080 shares of our common stock at $12.50 per share Additionally, we completed another public offering in February 2001. This offering raised net proceeds of $25.1 million through the sale of 3,000,000 shares of our common stock at $9.00 per share. We believe the net proceeds from these sales will be sufficient to support our planned operations at least through 2002.

Significant Accounting Policies

          In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Property, Plant and Equipment and Other Long-Lived Assets

          Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company's business model or changes in the Company's capital strategy could result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company would depreciate the net book value in excess of the salvage value, over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or software or closing of facilities could result in shortened useful lives.

          Long-lived assets to be held and used, including fixed assets and intangibles, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we estimate the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, and changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Long-lived assets to be disposed of are evaluated in relation to the estimated fair value of such assets less costs to sell.

 Warranties and Sales Returns

          The Company allows customers to return their products when they meet certain Company-established criteria as outlined in the Company's warranty provision. The Company regularly reviews and revises when deemed necessary its estimates of sales returns based primarily upon actual returns or other events that would permit customers to return items based upon the Company's warranty provisions. The Company records estimated sales returns as a reduction to sales. Returned products are recorded as inventory only if they have an expected realizable value. The cost of refurbishment, if any, is charged to cost of sales. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from our estimates.

Results of Operations

Year Ended December 31, 2001

          We had revenue of $730,000 for the year ended December 31, 2001. This revenue resulted from sales of our scooter and marine batteries. Cost of sales of $6,472,000 for the year consisted of the material and labor costs of the product sold, scrap and manufacturing overhead.

          Administrative and selling expenses were $6,402,000, including $138,000 of related depreciation expense. These costs were primarily salaries, wages and benefits, selling and marketing activities and the costs of establishing our facility in Newport News, Virginia, including the relocation of personnel, professional services.

          Research and development expenses were $1,677,000 for the year, consisting primarily of salaries and benefits as well as travel related expenditures in an effort to assist in the start up of our Virginia manufacturing facility.

          In September 2001, we announced the closing of our Newport News, Virginia manufacturing facility as a result of our decision to discontinue production in the U.S. and to fully source our production from the Joint Venture in the PRC. As a result, we recorded a charge of $15,003,000. This charge was to cover the write-down of inventory and fixed assets as well as other costs associated with the shutdown of the facility and transfer of manufacturing to our joint venture. See note 15 to the consolidated financial statements.

          Net interest income of $819,000 for year ended December 31, 2001 was earned on investment of the proceeds from our stock sales.

          Minority interest expense of $123,000 represents the elimination of minority interest holders share of income generated by our Joint Venture in the PRC.

Year Ended December 31, 2000

          We had revenue of $200,000 for the year ended December 31, 2000. This revenue resulted from product samples sold in our efforts to commercialize our nickel-zinc batteries. Cost of sales of $627,000 for the year ending December 31, 2000 was due to the cost of the samples shipped and the revaluation of inventory items at December 31, 2000. The revaluation reflected the value of materials and their components at their market value in accordance with the lower of cost or market valuation method.

          Administrative and selling expenses were $7,361,000, including $129,000 of related depreciation expense for the year ended December 31, 2000. These costs were primarily salaries, wages and benefits, the costs of our new manufacturing facility in Newport News, Virginia, including the relocation of personnel, professional services and selling and marketing activities to position us for consumer acceptance and demand.

          Research and development expenses were $4,623,000 for year ended December 31, 2000 due to product development activities relating to the commercialization of our product and the increased research activity after the start up of our manufacturing facility.

          Net interest income of $609,000 for year ended December 31, 2000 was due to interest income on investment of the funds received from our 1999 and 2000 stock sales. License fee income of $572,000 was received during the year ended December 31, 2000 related to the Nan Ya license agreement. Our share of joint venture losses through November 30, 2000 was $165,000. Beginning in December 2000, as a result of obtaining formal approval from the Chinese government of the transfer of the Joint Venture from FuelCell to us, we began consolidating the Joint Venture in our financial statements. We recognized a tax expense of $88,000 on the license fee payment.

Two Months Ended December 31, 1999

          We had revenue of $13,000 for the two months ended December 31, 1999. The revenue in 1999 was due to consumer samples sold in our efforts to commercialize our nickel-zinc batteries. Cost of sales of $220,000 for the two months ending December 31, 1999 was due to the cost of the samples shipped and the revaluation of inventory items at December 31, 1999. The revaluation reflects the value of materials and their components at what we believe to be their market value in accordance with the lower of cost or market valuation method.

          Administrative and selling expenses were $690,000, including $54,000 of related depreciation expense, for the two months ended December 31, 1999. These costs were for the full staffing of administrative functions during 1999, including the addition of a Chief Executive Officer, Controller and other administrative personnel, the costs of being an independent publicly traded company, and selling, marketing and administrative activities to ready us for commercialization of our nickel-zinc battery technology

          Research and development expenses were $451,000 for the two months ended December 31, 1999 due to product development activity relating to the commercialization of our battery technology.

          Interest income of $28,000 for the two months ended December 31, 1999 was due to interest income on investment of the funds received from the 1999 offerings.

Year Ended October 31, 1999

          In the year ended October 31, 1999 we had revenue of $196,000 from the sale of material to the joint venture. We had cost of sales of $694,000 for the year ended October 31, 1999. These costs were due to the cost of the materials shipped and the revaluation of inventory items at December 31, 1999 to adjust their costs to market value. The revaluation reserve reflects the value of materials and their components to reflect what we believe will be their market value when we are in high volume production and are able to negotiate more favorable pricing.

          Administrative and selling expenses were $2,425,000, including related depreciation expense of $181,000 for the year ended October 31, 1999. These costs were the result of increased staffing to support the commercialization, production and distribution of sample batteries and costs associated with the Joint Venture and Three Circles License Agreement.

          Research and development expense of $2,449,000 for the year ended October 31, 1999 reflects product development activity relating to the commercialization of our battery technology.

          Net interest income of $90,000 in 1999 reflects interest of $108,000 earned on funds raised from 1999 offerings offset by $18,000 of interest expense due to borrowings from banks and FuelCell to finance operations prior to our 1999 offerings. Our share of the Joint Venture's losses amounted to $36,000 for the year ended October 31, 1999. We recognized a tax benefit of $360,000 in the quarter ended January 31, 1999 due to our inclusion in the consolidated tax return of FuelCell. We recorded no benefit for the losses incurred in the second, third and fourth quarters of the year ended October 31, 1999, pursuant to Financial Accounting Standard No. 109, "Accounting for Income Taxes."

Liquidity and Capital Resources

          Working capital at December 31, 2001 was $13.6 million versus $10.9 million at December 31, 2000. Included in working capital was cash of $16.2 million, compared to cash of $12.2 million at December 31, 2000.

          Prior to being spun off from FuelCell, we obtained all of our funding from FuelCell. On February 5, 1999, we entered into a loan agreement pursuant to which we borrowed $1.6 million from a bank and $300,000 from FuelCell for working capital and proposed capital expenditures secured by all of our tangible and intangible personal property. FuelCell guaranteed repayment of the bank loan. In April 1999, we received $7.7 million of net proceeds from a rights offering, including funds received from the sale of unsubscribed shares pursuant to an agreement with standby underwriters. We used a portion of these net proceeds to repay in full the bank loan and the line of credit from FuelCell, and those agreements were terminated.

          To continue to meet our operating and capital requirements, we completed a private placement of our preferred equity in December 1999, raising $6.1 million, net of expenses. We also completed a public offering of our common stock in May 2000. This public offering raised net proceeds of $15.9 million through the sale of 1,391,080 shares of our common stock at $12.50 per share. Additionally, we completed another public offering in February 2001. This offering raised net proceeds of $25.1 million through the sale of 3,000,000 shares of our common stock at $9.00 per share.

          In December 2000, we borrowed approximately $1.0 million from the Virginia Small Business Financing Authority and $250,000 from the City of Newport News, Virginia, Redevelopment and Housing Authority, which have been fully repaid as of December 31, 2001.

          Our cash requirements will vary depending upon a number of factors, many of which are beyond our control. These factors include the demand for our products, the efforts and success of our licensees and joint venture partners in developing and marketing products incorporating our battery technology, the development of battery markets, the level of competition that we face, our ability to develop, market and license new products and our ability to effectively manage operating expenses (See Risk Factors). The Company believes that the cash on hand will be sufficient to enable the Company to meet its anticipated cash requirements at least through 2002. However, there can be no assurance that the cash on hand at December 31, 2001 will be sufficient to meet the Company's cash requirements.

          We had entered into a services agreement with FuelCell to provide us with certain management and administrative services and office, research and development and manufacturing support facilities and services. The net fees, which we paid to FuelCell pursuant to our services agreement, were $167,500 for the year ended December 31, 2000, $67,000 for the two months ended December 31, 1999 and $378,000 for the year ended October 31, 1999. These amounts exclude certain services billed on the basis of usage, such as purchasing, analytical lab, microscope analysis, machine shop and drafting. These amounts reflect FuelCell's additional costs related to providing these services. These services were provided by FuelCell through December 31, 2000 and are now provided by our employees.

Recently Issued Accounting Standards

          In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 revises the guidance for business combinations and eliminates the pooling method. SFAS No. 142 eliminates the amortization requirement for goodwill and certain other intangible assets and requires that such assets be reviewed annually for impairment. We adopted SFAS No. 141 upon its adoption with no impact on our financial condition or results of operations. We have adopted SFAS No. 142 effective January 1, 2002 and do not anticipate a significant impact on our financial condition or results from operations as a result of the adoption.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. SFAS No. 143 also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Company is required to adopt the provisions of SFAS No. 143 effective January 1, 2003 and has not yet determined the extent of its impact, if any.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. We have adopted the provisions of SFAS No. 144 effective January 1, 2002 and do not anticipate a significant impact on our financial condition or results from operations as a result of the adoption.
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

          We held no derivative instruments as of December 31, 2001. We are exposed to market fluctuations in foreign currency exchange and repatriation, interest rates and commodity pricing. The nature of each is as follows:

Foreign Currency Exchange and Repatriation

          We currently have international operations in the PRC through our Joint Venture. The currency of exchange is U.S. dollars for all current international transactions, except for transactions of the Joint Venture in the PRC. Although the PRC controls the rate of exchange for the Renminbi, a devaluation or free market valuation could impair the Joint Ventures ability to make payments to us. Additionally, for the foreseeable future, we expect to continue to reinvest in the PRC all monies earned as net income of the Joint Venture. The PRC may restrict the payments under our joint venture agreement. As a result, we might not be able to receive distributions from the Joint Venture in the future even if they are needed to meet obligations of our business or would be better employed in uses of our business outside of the PRC.

Interest Rates

          We have invested and expect to invest excess funds in money market accounts in U.S. and PRC financial institutions. Based upon the cash and cash equivalents balance at December 31, 2001, an increase or decrease of interest rates of 100 basis points would have an effect on the Company's results of operations and cash flows of approximately $162,000.

Commodity Pricing

          We do not hedge against price fluctuation in the commodities used in the manufacturing of our products and as a result, we are exposed to market price fluctuations for these commodities. We will reevaluate this policy as needed commensurate with the risk inherent in the business.
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this report.
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          The following table sets forth information with respect to our executive officers, directors and certain key employees:

Executive Officers, Directors and Other Key Employees

Directors and Officers
NAME	AGE	POSITION

Garry A. Prime	58	President, Chief Executive Officer, and Director
James G. Bath	60	Chief Technology Officer
Anthony P. Kiernan	53	Chief Financial Officer, Treasurer and Secretary
James D. Gerson	58	Chairman
Warren D. Bagatelle	63	Director
Chao Ming Huang	45	Director
Bernard S. Baker	66	Director
John H. Gutfreund	72	Director
William A. Lawson	68	Director

Garry A. Prime has been our President, Chief Executive Officer and Director since July 2001. He also is a director of the Joint Venture. Mr. Prime is president of Sontek Industries, Inc., a private operating and investment company. He has led several successful turnarounds of both public and private companies over the past 25 years. Prime is also a director of Oxygen S.p.A. Oxygen is marketing light electric vehicles such as motor scooters and bicycles in Europe and the U.S.

James G. Bath has been Chief Technology Officer since joining the Company in December 2001. Mr. Bath was founder, President and CEO of Liberty Engineering Co, a turnkey electronics subcontractor from 1975 to 1992. In 1996, he co-founded New Med Corporation, a medical device company. He is president of LEI Corp., a technology investment holding company.

Anthony P. Kiernan has been our Chief Financial Officer, Treasurer and Secretary since December 2001. Prior to joining Evercel, he had been the Chief Financial Officer of Sunblush Technologies (USA) since 1998. Prior to joining Sunblush, he was Controller and Assistant Treasurer of Haemonetics Corporation from 1987-1998.

James D. Gerson has been our Chairman since July 2001. He has been a director of Evercel since September 1998. Mr. Gerson also serves as chairman of the Board of Directors of the Joint Venture. He has been a Vice President of Fahnestock & Co., Inc., a financial services company, since March 1993. Mr. Gerson also serves as a director of FuelCell, Ag Services of America, Inc., a company financing farm inputs, and American Power Conversion Corp., a company producing uninterruptible power supplies. Mr. Gerson is also a director of Oxygen S.p.A.

Warren D. Bagatelle has been a director since September 1998. He has been a Managing Director of Loeb Partners Corporation, a financial services company, and a general partner of Loeb Investors Co LXXV, an affiliate of Loeb Partners Corporation, an investment company, since 1988. Mr. Bagatelle is a director of FuelCell.

Dr. Chao Ming Huang has been a Director since August 2001 and a Vice President of Far East Operations since July 1999. He has served as a director of Xiamen Three Circles ERC Battery Corporation since its formation in August 1998 and General Manager since January 1999. He joined FuelCell in 1994 where he held various positions, including Director for Advanced Materials Research. He received a Ph. D. in Mechanical Engineering from the University of Wyoming.

Dr. Bernard S. Baker has been a director since December 2001, and was formerly a director of Evercel between February 1999 and March 2000. Dr. Baker joined FuelCell in 1970 and was President from 1973 to August 1997 when he became Chairman of the Board. He was Chief Executive Officer of FuelCell from March 1992 to August 1997. He received a Ph.D. from the Illinois Institute of Technology in 1969, and was a Fulbright Fellow at the Laboratory for Electrochemistry at the University of Amsterdam subsequent to receiving his Master of Science in Chemical Engineering from the University of Pennsylvania in 1959. In 1999, Dr. Baker received the Grove Medal in the United Kingdom for his contributions to fuel cell technology. Dr. Baker remains as Chairman of the Board of FuelCell.

John H. Gutfreund has been a director since January 2000. He is a principal of C. E. Unterberg Towbin. He is the former Chairman and Chief Executive Officer of Salomon Brothers Inc. and former Vice Chairman of the New York Stock Exchange. He is President of Gutfreund & Company, Inc., an investment banking and consulting firm. He is also a director of AMBI, Inc., a manufacturer of nutrition products; Ascent Assurance, Inc., an insurance holding company; Baldwin Piano & Organ Company, Inc., a musical instruments company; Maxicare Health Plans, Inc., a managed health care company; Arch Wireless, Inc., an Internet messaging and wireless information company; LCA-Vision, Inc., a provider of services to outpatient eye surgery facilities; and Universal Bond Fund.

William A. Lawson has been a director since September 1998. He has been President of W.A. Lawson Associates, an industrial and financial consulting firm, since 1987. Mr. Lawson is a director of FuelCell.

Classification of the Board and Board Committees

          The terms of Messrs. Bagatelle, Prime and Gerson will expire in 2004, Messrs. Huang and Lawson's terms will expire in 2003, and Messrs. Baker and Gutfreund's terms will expire in 2002.

          Our Board has established an audit committee and a compensation committee

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

Director Compensation

          Prior to April 1, 2000, we paid an annual retainer of $12,000 to each director who was not an employee of the Company. As of April 1, 2000 annual compensation paid each non-employee director consists of a retainer of $10,000 and an option to buy 4,000 shares of our common stock at the fair market value on the day the option is granted. The options vest over four years. The Chairman and each committee chair are paid an extra $4,000 and $2,000, respectively. We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending board meetings.

          Messrs. Gutfreund, Baker and Huang were granted options to buy 20,000, 40,000 and 30,000 shares respectively, at the time they joined the Board of Directors. It is the Company's intention to grant future Board Members options to buy shares when they join the Board.
Item 11.	EXECUTIVE COMPENSATION

          The table below sets forth information concerning the compensation we paid to our former chief executive officer and the other former executive officer whose salary and bonus exceeded $100,000 in 2001.

Summary Compensation Table
Long-Term Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)

Robert L. Kanode(1) Former President and Chief Executive Officer	2001 2000 1999	$ 310,097 272,984 187,512	$ 50,000 75,000 20,000	- - 200,000	$ 2,279(5) 6,603(5) 1,154(5)
Garry A. Prime(4) President and Chief Executive Officer	2001	$ 69,231	$ -	100,000	$ -

Allen Charkey(2,3) Former Executive Vice President and Chief Technology Officer	2001 2000 1999	126,940 150,020 150,000	10,000 15,000 25,500	- - -	5,699(5) 2,181(5) -

__________________________
(1)	Mr. Kanode joined the Company as President and Chief Executive Officer on April 5, 1999 and resigned on July 18, 2001.
(2)	Mr. Charkey separated from the Company in October 2001.
(3)	Includes compensation received as an employee of FuelCell prior to February 16, 1999.
(4)	Mr. Prime joined the Company as President and Chief Executive Officer on July 18, 2001.
(5)

Represents employer contributions to qualified pension plans. In November 1999 the Company adopted a Section 401 (k) Plan. Prior to the spin-off, Mr. Charkey received benefits from the FuelCell Defined Contribution Pension Plan and employer contributions to the FuelCell Section 401(k) Plan.

2001 Year-End Option Values

          The following table contains information about the aggregate value of the unexercised options for our common stock that were held at the end of 2001 by the executive officers named in the Summary Compensation Table above. These officers exercised no options in 2001 and 2000.

	Number of Securities Underlying Unexercised Options at 12/31/01		Value of Unexercised In-the-Money Options at 12/31/01

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert L. Kanode	100,000	100,000	$ 0	$ 0

Garry A. Prime	0	100,000	0	0

Allen Charkey	0	0	0	0

Stock Option Plan

          Our Board of Directors has adopted the 1998 Stock Option Plan. The Plan provides for the issuance of options to purchase up to 1,300,000 shares of common stock, of which 650,000 were added to the plan by the Board of Directors in July 2000. Grants of 1,192,764 options have been issued to our officers, key employees and directors, of which options to purchase 192,000 shares have been exercised. Grants totaling 416,266 options were added back to the plan as a result of grantee terminations. Under the terms of the Plan, the Board of Directors is authorized to grant incentive stock options and nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to members of the Board of Directors and consultants.

          The transferability of stock options granted under the Plan is restricted. The Plan states that the option exercise price shall be fixed by the Board of Directors but, in the case of incentive stock options, shall not be granted at an exercise price less than 100% of the fair market value of the shares subject to the option on the date the option is granted. The Board determines the vesting restrictions applicable to each grant under the Plan. Except for Messrs. Prime, Bath, Kiernan, and Huang all stock options that have been granted under the Plan to date are exercisable commencing one year after grant at the rate of 25% each year.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2001, and as adjusted by:

  each stockholder known by us to beneficially own more than 5% of our outstanding common stock;
  each of our executive officers;
  each of our directors; and
  all directors and executive officers as a group.

          A person has beneficial ownership of shares if the individual has the power to vote or dispose of shares. This power can be exclusive or shared, direct or indirect. In addition, a person beneficially owns shares underlying options or warrants that are presently exercisable or will become exercisable within 60 days of December 31, 2001, and shares to be acquired upon conversion of our preferred stock. These shares are considered to be outstanding for the purpose of calculating the percentage of outstanding shares of our common stock owned by a particular stockholder but are not considered to be outstanding for the purpose of calculating the ownership percentage of any other person. Applicable percentage ownership in the following table is based on 10,377,375 shares of common stock outstanding as of December 31, 2001. Except as otherwise noted, to our knowledge, the stockholders named in the table have sole voting and investment power for all shares shown as beneficially owned by them.
Name	Number of Shares	Percentage of Shares

Warren D. Bagatelle(1) c/o Loeb Partners 61 Broadway New York, NY 10006	716,372	6.9%

James D. Gerson(2) (3) c/o Fahnestock and Co. 780 3rd Avenue New York, NY 10017	665,339	6.4%

Loeb Investors Co. LXXV(1) 61 Broadway New York, NY 10006	528,216	5.09%

Garry A. Prime(3)	34,645	*

Bernard Baker	3,000	*

William A. Lawson	53,220	*

Chao Ming Huang (4)	50,000	*

John H. Gutfreund (5)	23,567	*

James Bath	-	*

Anthony Kiernan(6)	1,100	*

U.S. Trust Company of New York 114 West 47th Street New York, NY	714,200	6.9%

All directors and executive officers as a group (9 Persons)	1,512,598	14.6%

_______________________

*   Less than one percent.
(1)

Mr. Bagatelle, by virtue of being a general partner of Loeb Investors Co. LXXV, may be deemed to beneficially own the shares of Loeb Investors Co. LXXV. Mr. Bagatelle is a member of a group, as that term is used in Section 13(d) of the Exchange Act, which group, in the aggregate, owns 528,216 shares of common stock. In addition, Mr. Bagatelle beneficially owns 2,000 shares, which may be issued upon exercise of options.

(2)

Mr. Gerson's shareholdings include 71,667 shares held by his wife as custodian for two children (of which 23,134 shares are issuable upon conversion of Series A Preferred Stock and exercise of related warrants). Also includes 21,064 shares held by a private foundation, of which Mr. Gerson is President and a Director. Mr. Gerson disclaims beneficial ownership of the securities held by his wife and by the private foundation. Mr. Gerson's other holdings also include 92,529 shares issuable upon conversion of Series A Preferred Stock and exercise of related warrants and 2,000 shares, which may be issued upon exercise of options.

(3)

Represents 34,645 shares (of which 8,000 are issuable upon exercise of warrants) owned by a company of which he is an officer and a director, this being the same company of which Mr. Gerson is chairman.

(4)	Includes 45,000 shares, which may be acquired upon exercise of options.

(5)	Represents 11,567 shares, which may be issued upon conversion of Series A Preferred Stock and related warrants, and 12,000 shares, which may be issued upon exercise of options.

(6)	Mr. Kiernan's shareholdings include 100 shares held by a family member

Item 13.	RELATED PARTY TRANSACTIONS

          Messrs. Warren Bagatelle, James Gerson, Bernard Baker and William Lawson are also directors of, and have a significant investment in, FuelCell. Accordingly, these directors may be deemed to have an indirect interest in certain transactions with us because of their relationship with FuelCell.

          We have invested $155,000 in the equity of Oxygen S.p.A. and we hold 18% of its issued capital. In December 2000, we entered into an agreement in which Oxygen agreed to promote and incorporate into its manufacturing process our rechargeable nickel-zinc batteries in exchange for the exclusive rights to our technology for light vehicle applications in Europe. The agreement is through 2002 with the possibility of a one year extension if Oxygen achieves certain volume levels. In 2001, we recorded sales to Oxygen of $161,000 for batteries and chargers. In addition, we reimbursed Oxygen $66,000 for marketing expenses incurred on our behalf. The agreement with Oxygen was negotiated prior to Mr. Prime joining Evercel. Unaffiliated members of the Board of Directors must approve any future agreements with Oxygen. James Gerson, our Chairman, and Garry Prime, our CEO and director, are directors and shareholders of Oxygen.

          We have a 24.5% equity interest valued at $168,000 in Xiamen Three Circles ERC Technology Co., Ltd. (the "Tech JV") a joint venture whose purpose is to enhance cooperation between China and the United States in the field of energy and other new advanced technology fields. Dr. Chao Ming Huang, an employee of the Company and a director of the Joint Venture, has a 50.5% equity interest in the Tech JV.

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A) (1)	FINANCIAL STATEMENTS

Independent Auditors' Report of KPMG LLP (See page F-2, hereof.)

Consolidated Balance Sheets - December 31, 2001 and 2000 (See page F-3 hereof.)

Consolidated Statements of Income (Loss) for the Years ended December 31, 2001 and 2000, Two Months ended December 31, 1999 and Year ended October 31, 1999 (See page F-4, hereof.)

Consolidated Statements of Changes in Shareholders' Equity for the Years ended December 31, 2001 and 2000, Two Months ended December 31, 1999 and the Year ended October 31, 1999 (See page F-5 - F-6, hereof.)

Consolidated Statements of Cash Flows for the Years ended December 31, 2001 and 2000, Two Months ended December 31, 1999 and the Year ended October 31, 1999 (See page F-7 - F-8, hereof.)

Notes to Consolidated Financial Statements (See pages F-9 thru F-22, hereof.)

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

10.1

Sales Agency Agreement dated December 16, 1999, between Burnham Securities Inc. and the Company (incorporated by reference to exhibit of the same number contained in the Company's S-3 dated March 23, 2000).

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

23.1	Consent of KPMG LLP

INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditors' Report	F-2

Consolidated Balance Sheets - December 31, 2001 and 2000	F-3

Consolidated Statements of Income (Loss) for the Years ended December 31, 2001 and 2000, Two Months ended December 31, 1999, and the Year ended October 31, 1999	F-4

Consolidated Statements of Changes in Shareholders' Equity for the Years ended December 31, 2001 and 2000, Two Months ended December 31, 1999 and the Year ended October 31, 1999	F-5 - F-6

Consolidated Statements of Cash Flows for the Years ended December 31, 2001 and 2000, Two Months ended December 31, 1999 and the Year ended October 31, 1999	F-7 - F-8

Notes to Consolidated Financial Statements	F-9

Independent Auditors' Report

The Board of Directors
Evercel, Inc.:

We have audited the accompanying consolidated balance sheets of Evercel, Inc. and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of income (loss), changes in shareholders' equity and cash flows for the years ended December 31, 2001, 2000, the two months ended December 31, 1999 and for the year ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evercel, Inc. and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, the two months ended December 31, 1999 and for the year ended October 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
KPMG LLP

March 14, 2002
Stamford, CT

EVERCEL, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,	December 31,
ASSETS	2001	2000

Current assets:
Cash and cash equivalents	$ 16,199	$ 12,195
Accounts receivable	66	129
Inventories	101	2,246
Other current assets	387	470

Total current assets	16,753	15,040

Property, plant and equipment, net	1,374	8,337
Other assets, net	3,328	3,750

TOTAL ASSETS	$ 21,455	$ 27,127

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt	$ -	$ 248
Accounts payable	274	1,519
Accrued salaries and benefits	421	835
Accrued liabilities	2,500	1,564

Total current liabilities	3,195	4,166

Long term debt	-	1,118
Other non-current liabilities	40	141
Minority interest	5,369	5,588

Shareholders' equity:
Preferred stock ($0.01 par value); 1,000,000 shares authorized: 194,035 and 196,500 issued and outstanding at December 31, 2001 and 2000, respectively (with cumulative dividends at 8%).	2	2
Common stock ($0.01 par value); 30,000,000 shares authorized: 10,377,375 and 7,431,952 issued and outstanding at December 31, 2001 and 2000 respectively.	104	74
Additional paid-in-capital	58,179	33,644
Note receivable from shareholder	-	(300)
Accumulated deficit	(45,434)	(17,306)

Total shareholders' equity	12,851	16,114

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 21,455	$ 27,127

The accompanying notes are an integral part of the consolidated financial statements

EVERCEL, INC. AND SUBSIDIARY

Consolidated Statements of Income (Loss)
Years ended December 31, 2001 and 2000,
Two Months Ended December 31, 1999, and
Year Ended October 31, 1999
(Dollars in thousands, except per share amounts)

	Fiscal Year Ended December 31,	Fiscal Year Ended December 31,	Two Months Ended December 31,	Fiscal Year Ended October 31,
Statement of Income Data:	2001	2000	1999	1999

Revenues	$ 730	$ 200	$ 13	$ 196
Costs and expenses
Cost of revenues	6,472	627	220	694
Administrative and selling expenses	6,402	7,361	690	2,425
Research and development	1,677	4,623	451	2,449
Impairment & other charges associated with shutdown of Virginia operations	15,003	-	-	-

Total operating costs and expenses	29,554	12,611	1,361	5,568

Loss from operations	(28,824)	(12,411)	(1,348)	(5,372)

Interest income, net	819	609	28	90
License Fee Income	-	572	-	-
Equity in net loss of affiliate	-	(165)	-	(36)
Minority interest expense	(123)	(47)	-	-
Other expenses	-	-	-	(3)

Loss before income tax (benefit) provision	(28,128)	(11,442)	(1,320)	(5,321)
Income tax (benefit) provision	-	88	-	(360)

Net loss	(28,128)	(11,530)	(1,320)	(4,961)

Preferred stock dividends	(380)	(503)	(22)	-

Net loss - common shareholders	$ (28,508)	$ (12,033)	$ (1,342)	$ (4,961)

Basic and diluted loss per share	$ (2.82)	$ (1.80)	$ (0.23)	$ (1.11)

Basic and diluted shares outstanding	10,126,000(a)	6,679,000(a)	5,722,090(a)	4,456,538

          (a) Due to losses we have incurred, dilutive instruments, consisting of shares of Series A Preferred Stock, options and warrants, have been excluded from diluted shares. At December 31, 2001, 2000 and 1999, there were 194,035, 196,500 and 264,000, respectively, shares of Series A Preferred Stock convertible into 705,560, 714,523 and 960,000, respectively, shares of common stock, related warrants exercisable for 555,200, 555,200 and 595,268, respectively, shares of common stock and options exercisable for 173,833, 676,499 and 627,098, respectively, shares of common stock.

The accompanying notes are an integral part of the consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity
Years ended December 31, 2001 and 2000,
Two Months Ended December 31, 1999, and
Year Ended October 31, 1999

(Dollars in thousands)

					Additional paid-in capital	Accumulated deficit	Note receivable from shareholder	Net assets of Battery Group	Total shareholders' equity

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount

Balance at October 31, 1998	-	-	-	-	-	-	-	423	423
Net intercompany activity	-	-	-	-	-	-	-	96	96
Net loss pre-spin	-	-	-	-	-	-	-	(505)	(505)
Common stock issued	2,777,712	28	-	-	(14)	-	-	(14)	-
Stock issued under rights offering	2,777,712	28	-	-	7,493	-	-	-	7,521
Stock options exercised	166,666	1	-	-	499	-	(300)	-	200
Net loss post spin-off	-	-	-	-	-	(4,456)	-	-	(4,456)

Balance at October 31, 1999	5,722,090	57	-	-	7,978	(4,456)	(300)	-	3,279

Preferred stock issued	-	-	264,000	3	6,128	-	-	-	6,131
Net loss	-	-	-	-	-	(1,320)	-	-	(1,320)
Preferred stock dividends	-	-	-	-	(22)	-	-	-	(22)

Balance at December 31, 1999	5,722,090	$ 57	264,000	$ 3	$ 14,084	$ (5,776)	$ (300)	$ -	$ 8,068

EVERCEL, INC. AND SUBSIDIARY, continued

Consolidated Statements of Changes in Shareholders' Equity
Years ended December 31, 2001 and 2000,
Two Months Ended December 31, 1999, and
Year Ended October 31, 1999

(Dollars in thousands)

					Additional paid-in capital	Accumulated deficit	Note receivable from shareholder	Net assets of Battery Group	Total shareholders' equity
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount

Net loss	-	-	-	-	-	(11,530)	-	-	(11,530)
Common stock issued	1,391,080	14	-	-	15,924	-	-	-	15,938
Conversion of preferred stock	245,448	3	(67,500)	(1)	(2)	-	-	-	0
Stock options exercised	25,334	0	-	-	112	-		-	112
Warrants exercised	48,000	0			380				380
Preferred stock dividends	-	-	-	-	(503)	-	-	-	(503)
Recognized warrant expense	-	-	-	-	46	-	-	-	46
Accelerated vesting of stock options	-	-	-	-	350	-	-	-	350
Contribution from FuelCell	-	-	-	-	3,253	-	-	-	3,253

Balance at December 31, 2000	7,431,952	$ 74	196,500	$ 2	$ 33,644	$ (17,306)	$ (300)	$ -	$ 16,114

Net loss	-	-	-	-	-	(28,128)	-	-	(28,128)
Common stock issued	3,000,000	30	-	-	25,076	-	-	-	25,106
Conversion of preferred stock	36,363	0	(10,000)	0	0	-	-	-	0
Shares exchanged for shareholder note	(100,000)	0	-	-	(300)	-	300	-	0
Preferred stock dividends	-	-	-	-	(380)	-	-	-	(380)
Preferred stock issued	-	-	7,535	0	188	-	-	-	188
Other	9,060	-	-	-	(49)	-	-	-	(49)

Balance at December 31, 2001	10,377,375	$ 104	194,035	$ 2	$ 58,179	$ (45,434)	$ 0	$ -	$ 12,851

The accompanying notes are an integral part of the consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Year Ended December 31, 2001 and 2000,
Two Months Ended December 31, 1999 and
Year Ended October 31, 1999
(Dollars in thousands)

	Year ended December 31, 2001	Year ended December 31, 2000	Two months ended December 31, 1999	Year ended October 31, 1999

Cash flows from operating activities:
Net loss	$ (28,128)	$ (11,530)	$ (1,320)	$ (4,961)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,183	410	54	181
Recognized warrant expense	-	46	-	-
Recognized accelerated vesting of stock options	-	350	-	-
Equity in net loss of affiliate	-	165	-	36
Impairment & other charges associated with shutdown of Virginia operation	15,003	-	-	-
(Increase) decrease in operating assets:
Accounts receivable	(62)	236	21	(197)
Inventories	(2,549)	(1,461)	33	(192)
Other current assets	255	(409)	-	(56)
Increase (decrease) in operating liabilities:
Accounts payable	(1,245)	959	(147)	485
Accrued liabilities	(1,972)	1,745	(144)	376
Other	(358)	(566)	21	254

Net cash used in operating activities	(17,873)	(10,055)	(1,482)	(4,074)

Cash flows from investing activities:
Capital expenditures	(1,438)	(5,420)	(352)	(1,321)
Investment in subsidiary	-	(155)	-	-
Cash contributed to Xiamen JV	-	(2,500)	-	-

Net cash used in investing activities	(1,438)	(8,075)	(352)	(1,321)

Cash flows from financing activities:
Repayment to FuelCell	-	-	-	(603)
Proceeds from common stock issued, net	25,106	16,430	-	7,721
Proceeds from preferred stock issued, net	-	-	6,131	-
Preferred stock dividends paid	(299)	(418)	-	-
Loan proceeds	-	1,250	-	-
Loan repayments	(1,366)	-	-	-
Lease repayments	(126)	-	-	-
Proceeds from notes payable for equipment	-	116	-	-
Contribution from FuelCell		6,830	-	96

Net cash provided by financing activities	23,315	24,208	6,131	7,214
Net increase in cash and cash equivalents	4,004	6,078	4,297	1,819
Cash and cash equivalents - beginning of period	12,195	6,117	1,820	1

Cash and cash equivalents - end of period	$ 16,199	$ 12,195	$ 6,117	$ 1,820

EVERCEL, INC. AND SUBSIDIARY, continued

Consolidated Statements of Cash Flows
Year Ended December 31, 2001 and 2000,
Two Months Ended December 31, 1999 and
Year Ended October 31, 1999
(Dollars in thousands)

Supplemental Disclosure of Cash Flow Information (in thousands):
	Year ended December 31,	Year ended December 31,	Two months ended December 31,	Year ended October 31,
	2001	2000	1999	1999

Cash paid during the period for:

Interest	$ 137	$ 14	$ -	$ 18

Non-cash financing activities:

Capital leases	$ -	$ 141	$ -	$ -

Non-cash financing activities due to contribution of net assets of the Xiamen JV from FuelCell:

Accounts receivable	$ -	$ (172)	$ -	$ -
Inventory	-	(626)	-	-
Other current assets	-	(26)	-	-
Accounts payable	-	169	-	-
Accrued expenses	-	218	-	-
Fixed assets, net	-	(1,038)	-	-
Other long term assets	-	(3,177)	-	-
Minority Interest	-	5,588	-	-

The accompanying notes are an integral part of the consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARY
 Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999 and
October 31, 1999

(1)     Basis of Presentation

On October 6, 1999, the Board of Directors voted to change the fiscal year end of Evercel, Inc. from October 31 to December 31. The accompanying financial statements represents our financial position and results of operations as of and for the years ended December 31, 2001 and 2000, and the results of operations for the two months ended December 31, 1999; and the results of operations of the Battery Group of FuelCell Energy, Inc. ("FuelCell") for the period from November 1, 1998 through February 21, 1999 and the results of operations of Evercel from February 22, 1999 through October 31, 1999.

(2)     Summary of Significant Accounting Policies

Nature of Business

We are engaged in the design and manufacture of innovative, patented nickel-zinc rechargeable batteries. The nickel-zinc battery has commercial applications in markets requiring long cycle life, light weight and relative cost efficiency. We manufacture our batteries at our majority owned subsidiary, the Xiamen Three Circles-ERC Battery Corp., Ltd. in the People's Republic of China (PRC).

We believe our battery technology has applications in the small electric vehicle market such as scooters; neighborhood electric vehicles, golf carts; wheelchairs and electric bicycles; also bass fishing boats, medical devices and yard tools, including lawn mowers and trimmers.

Our proprietary nickel-zinc rechargeable battery is the result of over 30 years of research and a substantial investment in the development of advanced battery technologies. We believe that our technology resulting from this investment has created barriers for competition to enter the market. Our manufacturing process and patented technology allow us to produce batteries with the following combination of characteristics:

  high specific energy (energy capacity per unit weight) relative to the weight of the battery and specific power content (how rapidly energy can be drawn from the battery relative to its weight);
  sustained performance at high depths of discharge over the life of the battery;
  attractive material costs;
  maintenance free, sealed unit construction; and
  easy recyclability.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiary -- the Xiamen Three Circles-ERC Battery Corp., Ltd. joint venture, consolidated subsequent to December 1, 2000. Prior to that date, the Xiamen Three Circles-ERC Battery Corp., Ltd. subsidiary was accounted for under the equity method.

Spin-off from FuelCell Energy, Joint Ventures and License Agreements

On February 22, 1999, FuelCell effected a spin-off of us by deconsolidating the financial statements of the Company and the Joint Venture from its consolidated financial statements. As part of the spin-off, FuelCell transferred capital assets (net), prepaid spin-off costs, accounts receivable and short-term liabilities amounting to $1,228,000, $501,000, $36,000 and $1,096,000, respectively. FuelCell distributed to its shareholders in a tax-free distribution one share of Evercel common stock for every three shares of common stock of FuelCell held on the record date of February 22, 1999. On April 5, 1999, we completed a rights offering of our shares at $3.00 per share and began trading on NASDAQ.

In February 1998, FuelCell entered into the Nan Ya License Agreement with a joint venture between Nan Ya Plastics Corporation of Taiwan, a Formosa Plastics Group company, and Xiamen Three Circles Co., Ltd. of Xiamen, China for the use of the Company's nickel-zinc batteries in electric and hybrid electric vehicles in China, Taiwan, Hong Kong and Macao on an exclusive basis and for certain other Southeast Asian countries on a non-exclusive basis. The license agreement calls for the payment of $5.0 million in three stages and a royalty for the exclusive and non-exclusive territories. The payments include $1.5 million received by FuelCell in 1998, of which $1.3 million and $0.2 million respectively were recorded on FuelCell's financial statements in 1999 and 1998. A further $2.0 million is to be paid to us based on satisfying the testing criteria of 15 items required in the license agreement. We passed all testing criteria except for the "Volume Energy Density." We have received $572,000 as a result of achieving certain milestones on improving the battery's volume energy density however we have not fully met this objective and we cannot guarantee that we will receive the remaining balance. If we receive the balance of the $2.0 million payment, we may also be entitled to a final payment of $1.5 million to be paid to us upon completion of duplication of the battery at its facilities in China. The Nan Ya License Agreement provides that we have the right to invest the final payment in equity in the joint venture manufacturing and sales organization formed between Nan Ya Plastics and Xiamen Three Circles Co., Ltd.

In July 1998, FuelCell also entered into a Technology Transfer and License Contract (the "Three Circles License Agreement") with Xiamen Three Circles-ERC Battery Corp., Ltd. for the use of the Company's nickel-zinc batteries in certain applications in China on an exclusive basis and Southeast Asia on a non-exclusive basis. The license included an initial payment to FuelCell of $3 million. In connection with the Three Circles License Agreement, FuelCell also entered into a joint venture agreement with Xiamen Three Circles Co., Ltd., used this $3.0 million as its initial investment in the joint venture and subsequently contributed an additional $80,500 to receive a 50.5% share of the joint venture called Xiamen Three Circle-ERC Battery Corp. (the "Joint Venture"). Through December 31, 1999, the results of operations of the Joint Venture were immaterial. Pursuant to the Three Circles License Agreement, the Joint Venture must also pay the Company certain royalties based upon the net sales of nickel-zinc batteries sold, leased or transferred in the applicable territories. In addition the Joint Venture may sub-license the Company's technology to third parties in China, Hong Kong, Taiwan and Macao on a non-exclusive basis. In August 2000, we invested an additional $2.5 million in the joint venture.

In July 1998, FuelCell entered into another joint venture, the Xiamen Three Circles ERC Technology Co., Ltd., (the Tech JV) with Xiamen, representing the Fujian province. The purpose of the Tech JV is to enhance cooperation between China and the United States in the field of energy and other new advanced technology fields. On December 1, 2000, FuelCell transferred to us a 42.17% interest in the Tech JV. Subsequent to, but as part of the intent of, the original transfer, 17.67% of the Tech JV was transferred from the Company to Dr. Chao Ming Huang. The Tech JV has had limited activity and is not significant to our financial statements.

In accordance with a License Assistance Agreement entered into between us and FuelCell, we agreed to provide all services and assistance necessary for FuelCell to effectively fulfill all of its obligations under the joint venture and the related license agreement until FuelCell obtained the approval from the Chinese partner and appropriate Chinese governmental authority for the assignment of such agreements to the Company, which was granted on December 1, 2000. In return for such assistance, FuelCell paid to us and we paid to FuelCell an amount equal to the sum of all money, dividends, profits, reimbursements, distributions and payments actually paid to FuelCell or paid by FuelCell in cash or in kind or otherwise accruing to FuelCell pursuant to the joint venture contract and related license agreement. All expenses and costs incurred by us in meeting the obligations under the License Assistance Agreement were solely ours, and FuelCell was not liable for their payment. Prior to December 1, 2000, we accounted for our involvement in that Joint Venture using the equity method of accounting, in which we recorded our share of earnings and losses from that Joint Venture in our income statements. Subsequent to December 1, 2000, we have consolidated that Joint Venture in our financial statements.

Revenue Recognition

Revenue on product sales is recognized at the time of shipment as title passes to our customers in accordance with our FOB shipping sales terms. The Company records, as a reduction to sales, an estimate for product returns under its warranty provisions.

Cash and Cash Equivalents

Cash equivalents consist primarily of money market deposits with short-term maturities at the date of acquisition. We place our temporary cash investments with high credit quality institutions.

Inventories

Inventories consist principally of raw materials and are stated at the lower of cost or market.

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of expected realizable value or cost less accumulated depreciation provided on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease. When property is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the period.

Long Lived Assets

Long-lived assets to be held and used, including fixed assets and intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we estimate the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Long-lived assets to be disposed of are evaluated in relation to the estimated fair value of such assets less costs to sell (Note 15).

Intellectual Property

Intellectual property including patents and proprietary technology is carried at cost less accumulated amortization. They are amortized over twenty years.

Stock Option Plan

Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee's stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We apply the recognition provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Earnings Per Share (EPS)

Basic earnings per share are based upon the weighted average common shares outstanding during the period. We have computed diluted EPS without consideration to potentially dilutive instruments due to the losses incurred.

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

(3)     Accounts Receivable

Accounts receivable at December 31, 2001 and 2000 consisted of the following (in thousands):

	December 31, 2001	December 31, 2000

Joint Venture and other	$ -	$ 91
U.S. Government	19	19
Commercial customers	339	24
Allowance for uncollectible amounts	(292)	(5)

Net Total	$ 66	$ 129

(4)     Inventory

Inventories at December 31, 2001 and 2000 consisted of the following (in thousands):

	December 31, 2001	December 31, 2000

Raw Materials	$ 157	$ 1,916
Work in Progress	18	104
Finished Goods	82	326

Gross Inventories	257	2,346

Reserve for obsolescence	(156)	(100)

Net inventory balance	$ 101	$ 2,246

As a result of our decision to close our Newport News, Virginia manufacturing facility, we wrote off approximately $4,700,000 in inventory (Note 15).

(5)     Property, Plant and Equipment

Property, plant and equipment at December 31, 2001 and 2000 consisted of the following (in thousands):

	December 31, 2001	December 31, 2000	Estimated Useful Life

Machinery and equipment	$ 931	$ 3,788	3-8 Years

Furniture and fixtures	328	759	10 Years

Leasehold improvements	197	291	5 Years

Construction-in-progress	173	5,059

	1,629	9,897

Less, accumulated depreciation and amortization	(255)	(1,560)

Total property, plant and equipment	$ 1,374	$ 8,337

During 2001, we announced the closing of our Newport News, Virginia manufacturing facility as a result of our decision to discontinue production in the U.S., and recorded a charge to reduce our fixed asset values (Note 15).

(6)     Other Assets

Other assets at December 31, 2001 and 2000 consisted of the following (in thousands):

	December 31, 2001	December 31, 2000

Intangibles	$ 2,700	$ 2,879
Security Deposits	51	33
Assets held for sale	254	-
Deposits on assets	-	683
Other	323	155

	$ 3,328	$ 3,750

Intangibles consist of proprietary technology, trademarks and patents of our Chinese subsidiary, which are being amortized over five to eighteen years using the straight-line method. Accumulated amortization at December 31, 2001 and 2000 was $ 306,000 and $139,000, respectively.

At December 31, 2001, $254,000 in unused property and equipment resulting from our closing of the Virginia manufacturing facility remains to be sold (Note 15).

(7)     Commitments and Contingencies

On January 15, 1999, the Company entered into a property lease for five years. Minimum lease payments were $171,000 for the first three years (1999, 2000 and 2001) with increases to $178,000 in year four (2002) and $185,000 in year five (2003).

On August 1, 2000 we entered into a manufacturing facility lease for twenty years with four five-year options. Minimum lease payments, beginning November 1, 2000, were $717,000 for the first year with an escalation of 1.5% per year. The lease was terminated as of December 31, 2001 (Note 15).

(8)     Long Term Debt

In December 2000, the Company borrowed $1 million from the Virginia Small Business Financing Authority (VSBFA) and $250,000 from the Newport News Redevelopment and Housing Authority (NNRHA). The VSBFA loan was at 8.75% over 5 years, and the NNRHA loan was at 4.5% over 6.5 years, with interest payments only for the first 6 months. Both loans were collateralized by specifically identified equipment. In November 2001, as a result of the manufacturing plant shutdown in Virginia, we repaid the outstanding amount of both loans.

(9)     Capital Leases

The Company leases certain equipment under capital leases. Future minimum lease payments of $12,491 are due in 2002, with nothing due thereafter.

Depreciation applicable to assets under capital lease included in depreciation and amortization expense was $15,000, $17,000, and $0 for the fiscal years ended December 31, 2001, 2000, and October 31, 1999 respectively. At December 31, 2001 and 2000, capital lease obligations were $12,491 and $131,000, respectively, of which $12,491 and $54,000 respectively were included in accrued liabilities at December 31, 2001 and 2000.

(10)   Stock Option Plan

The Board adopted the 1998 Stock Option Plan in anticipation of the spin-off of the Company from FuelCell as a separate publicly held company. Under the terms of the Plan, options to purchase up to 1,300,000 (192,000 shares have been exercised) shares of common stock may be granted to officers, key employees and directors of the Company. At the July 2000 annual meeting, the Board of Directors had recommended to stockholders that the common shares issuable under the Plan be increased from 600,000 to 1,300,000, which was approved. Pursuant to the Plan, the Board is authorized to grant incentive stock options or nonqualified options and stock appreciation rights to officers and key employees of the Company and may grant nonqualified options and stock appreciation rights to directors of the Company.

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

In conjunction with the relocation of our manufacturing facility to Virginia in 2000, and other personnel changes certain employees received severance packages, including an accelerated vesting of their non-vested stock options. As a result of this, under APB 25, we recorded a compensation charge of $350,000 in September 2000.

The following table presents the assumptions utilized by the Company in determining proforma compensation cost and the fair value at the grant date for its stock options utilizing the Black-Scholes model in accordance with SFAS No. 123:

	Dividend rate	Risk Free Interest Rate range	Expected life	Volatility factor
Year Ended December 31, 2001	0%	5.38-5.55%	4 years	3.5
Year Ended December 31, 2000	0%	5.68-6.74%	10 years	.6607-.9800
Two Months Ended December 31, 1999	0%	4.70-6.35%	10 years	.5971-.6225
Year Ended October 31, 1999	0%	4.31-6.35%	10 years	.5495-.6225

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost, except as described above, has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the unaudited pro forma amounts indicated below (in thousands):

	Year ended December 31, 2001	Year ended December 31, 2000	Two Months ended December 31, 1999	Year ended October 31, 1999

Net loss:
As reported	$(28,128)	$(11,530)	$ (1,320)	$ (4,961)
Pro forma	(28,762)	(12,783)	(1,350)	(6,128)

Loss per share:
As reported - Basic	$ (2.82)	$ (1.80)	$ (0.23)	$ (1.11)
Pro forma - Basic	(2.88)	(1.91)	(0.24)	(1.38)

Pro forma net income does not reflect options granted prior to 1999. The weighted average grant date fair value of options granted during the fiscal years ended December 31, 2001, 2000 and October 31, 1999 was $1.34 per share, $16.32 per share and $2.67 per share, respectively.

The following table summarizes the plan activity:

	Number of options	Range of option prices			Weighted average option price

Outstanding at October 31, 1998	-				$ -
Granted	649,764	$3.00	-	$6.28	3.48
Exercised	(166,666)	3.00	-	3.00	3.00
Cancelled	(18,666)	5.72	-	5.72	5.72

			-
Outstanding at October 31, 1999	464,432	3.00	-	6.28	$ 3.52
Granted	2,000	10.00	-	10.00	10.00
Cancelled	(6,000)	5.72	-	5.72	5.72

			-
Outstanding at December 31, 1999	460,432	3.00	-	10.00	$ 3.52
			-
Granted	291,000	$10.00	-	$25.22	18.70
Exercised	(25,333)	3.00	-	6.25	5.17
Cancelled	(49,600)	3.00	-	25.22	18.12

			-
Outstanding at December 31, 2000	676,499	3.00	-	25.22	$ 9.32
			-
Granted	250,000	$0.60	-	2.45	1.34
Cancelled	(342,000)	3.00	-	25.22	11.15

Outstanding at December 31, 2001	584,499	0.60	-	25.22	$ 4.80

Options outstanding and exercisable at December 31, 2001 are as follows:

Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.60	to	3.00	477,499	3.43	$ 2.13	118,333	$ 3.00
5.72	to	10.00	30,000	8.57	8.88	10,000	8.32
11.00	to	15.50	6,000	8.51	12.48	1,500	12.48
17.50	to	20.63	51,000	7.92	18.43	39,000	17.80
24.31	to	25.22	20,000	8.19	25.22	5,000	25.22

$ 0.60	to	$25.22	584,499	4.30	$ 4.80	173,833	$ 7.35

(11)   Private Placement of Equity Securities

On December 16, 1999 the Company raised $6.6 million in capital through the private placement of equity securities and a commitment from these investors for an additional $3.3 million, at Evercel's option (the "Private Placement"), for manufacturing expansion in the United States, working capital and general corporate purposes. Investors in the Private Placement received 264,000 Shares of Series A Convertible Preferred Stock at an issue price of $25 per share, with a dividend of 8 percent payable in additional Preferred Shares or in cash, which are convertible to common shares at a conversion rate of 3.63625 common shares per preferred share. The Preferred Shares are callable by the Company three years following the issue date, or at any time one year following the issue date if certain Common stock price levels are reached. Each Preferred Share also carries a five-year warrant, which is exercisable into two shares of common stock at $8.25 per Share. The warrants are callable at any time after one year following the issue date if certain common stock price levels are reached during the warrant's five-year period. During the year ended December 31, 2001 and 2000, 10,000 and 67,500 shares of preferred stock were converted into 36,363 and 245,447 shares of common stock, respectively. In lieu of cash dividends, 7,535 shares of preferred stock were issued during the year ended December 31, 2001 to preferred shareholders.

There were no warrants converted in the year ended December 31, 2001. During the year ended December 31, 2000, 24,000 warrants were converted into 48,000 shares of common shares, at $8.25 per share. Net proceeds, after 4% conversion fee, were $380,000.

In connection with the private placement, in the year ended December 31, 2000, we issued another 8,000 warrants to consultants for their services, upon which we recognized a warrant expense of $46,000 based upon exercise price, and fair market value at date of grant. Each warrant can be exercised for one share of common stock, at $12.50 per share, for a period not to exceed five years. None have been converted to date.

(12)   Public Offering of Securities

We completed a public offering of our common stock in May 2000. The public offering raised net proceeds of $15.9 million through the sale of 1,391,080 shares of our common stock at $12.50 per share. The net proceeds were used to equip our manufacturing facility in Virginia, including an automated manufacturing line, increase the production capacity of our joint venture, with the balance used for general corporate purposes and working capital.

On February 9, 2001, the Company completed a stock offering of 3,000,000 common shares at $9.00 per share, resulting in total net proceeds of $25,106,000.

(13)   Employee Benefits

Subsequent to October 31, 1999, we started a defined contribution 401(K) plan ("The Safe Harbor Plan"). The plan provides for us to contribute 3% of the employees' gross W-2 earnings, to eligible employees, which is based on length of service, regardless of their contribution. For the year ended December 31, 2001 and 2000 and the two-month period ended December 31, 1999, respectively, the Company contributed $35,883, $41,818 and $8,137. This plan has been terminated effective October 31, 2001.

(14)   Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2001, 2000, the two months ended December 31, 1999, and the year ended October 31, 1999 were as follows (in thousands):

	December 31, 2001	December 31, 2000	December 31, 1999	October 31, 1999

Current:
Federal	-	-	-	$ (315)
State	-	-	-	(45)
Foreign	-	88	-	-

	-	88	-	(360)

Deferred:
Federal	-	-	-	-
State	-	-	-	-
Foreign	-	-	-	-

Total income tax (benefit) expense	$ -	$ 88	$ -	$ (360)

The reconciliation of the statutory income tax rate to the Company's effective income tax rate for the years ended December 31, 2001, 2000, the two months ended December 31, 1999 and the year ended October 31, 1999 was as follows (in thousands):

	December 31, 2001	December 31, 2000	December 31, 1999	October 31, 1999

Statutory federal income tax rate	(34.0%)	(34.0%)	(34.0%)	(34.0%)
Nondeductible expenditures	0.2%	0.2%	1.1%	(0.4%)
Foreign taxes	-	0.8%	-	-
State tax, net of federal benefit	-	-	-	(0.9%)
Federal valuation allowance	33.8%	33.8%	32.9%	28.5%

Effective income tax rate	0.0%	0.8%	0.0%	(6.8%)

The Company's deferred tax assets and liabilities consisted of the following at December 31, 2001, 2000 and 1999 and October 31, 1999 (in thousands):

	December 31, 2001	December 31, 2000	December 31, 1999	October 31, 1999

Deferred tax assets:
Incentive bonuses	$ 49	$ 247	$ -	$ 6
Vacation accrual	35	62	46	15
Allowance for doubtful accounts	20	2	2	-
Inventory and other reserves	6	41	-	-
Asset write-down associated with closing the Virginia manufacturing facility	915	-	-	-
Accrual associated with closing the Virginia manufacturing facility	874	-	-	-
Net operating loss carryforwards	16,861	6,846	2,451	1,929

Gross deferred tax assets	18,760	7,198	2,499	1,950
Federal and state valuation allowance	(18,592)	(7,165)	(2,445)	(1,937)

Deferred tax assets after valuation allowance	168	33	54	13

Deferred liability -
Accumulated depreciation	(185)	(50)	(40)	(30)
Incentive bonuses	-	-	(30)	-
Other	-	-	(1)	-

Gross deferred tax liability	(185)	(50)	(71)	(30)

Net deferred tax assets/(liability)	$ (17)	$ (17)	$ (17)	$ (17)

The Company has a federal net operating loss carryforward of approximately $41 million, which will expire in 2018 through 2021. The Company also has a state net operating loss carryforward of approximately $38.7 million. $5.7 million of the state net operating loss carryforward will expire in 2003 through 2004 and $33 million will expire in 2020 through 2021. Management believes it is not more likely than not that the deferred tax assets after valuation allowance will be realized and as such a full valuation allowance has been recorded.

(15)   Closing of Virginia manufacturing facility

In September 2001 we announced the closing of our Newport News, Virginia manufacturing facility as a result of our decision to discontinue production in the U.S. and to fully source our production from the Joint Venture in the PRC. A net charge of $15,003,000 for costs associated with the closing of the facility was recorded as follows:

Net Charge

Non-cash charge
Write-down of fixed assets	$ 7,403
Write-off of inventories	4,700
Cash charge
Estimated lease obligations and settlements	2,700
Severance and other personnel costs	200

$ 15,003

Pursuant to our announcement, we ceased all production at the Virginia facility. We recorded a $7,503,000 asset write-down in the third quarter to adjust the production related property and equipment at our Virginia and Danbury, CT. facilities to their estimated realizable value less selling costs. A majority of these assets were sold in the fourth quarter. At December 31, 2001 we recorded a $100,000 adjustment to increase the value of the remaining unsold assets to our revised estimate of their net realizable value of $254,000. These assets are included in Other Assets on the consolidated balance sheet. The Company expects to complete the sale of these assets in 2002.

The U.S. inventory was considered to have minimal, if any, value. A charge of $4,700,000 was recorded at September 30, 2001 to write off all domestic inventory.

We accrued $2,700,000 as of September 30, 2001 related to costs associated with the cancellation and settlement of our lease on the Newport News, Virginia facility as well as other contractual settlements. At December 31, 2001, $518,000 remains in accrued liabilities for our estimated remaining obligations.

Additionally, we accrued $200,000 in severance and other personnel costs related to the termination of employees. All but $16,000 was paid in the fourth quarter. The balance will be paid in 2002.

(16)   Disclosure about the Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses

The carrying amounts approximate fair value because of the short-term maturity of these instruments.

(17)   Subsequent Events

On January 23, 2002, we entered into a lease for 4,000 square feet of office space in Hingham, Massachusetts, which will be used as our corporate headquarters effective March 1, 2002. The lease term is for 3 years, with a fixed annual rent of $29,500. As a result, we are currently attempting to sublease or negotiate a termination of the lease of the facility in Danbury, CT. (Note 7).

(18)   Quarterly Data (unaudited)

The following is a summary of our quarterly results of operations for the fiscal years ended December 31, 2001 and December 31, 2000 (in thousands, except per share data):

	Fiscal Year ended December 31, 2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$ 600	$ 88	$ 29	$ 13
Cost of revenues(a)	2,681	2,791	630	370
Net loss	(4,337)	(5,141)	(18,025)	(625)
Net loss - common shareholders	(4,434)	(5,236)	(18,118)	(720)
Basic and diluted loss per share	$ (0.48)	$ (0.50)	$ (1.73)	$ (0.07)

          (a) Beginning June 30, 2001, certain utility costs of approximately $30,000 in both the first and second quarters, previously classified as research and development expenses, were reclassified to cost of revenues in the Company's consolidated statements of income (loss).

	Fiscal Year ended December 31, 2000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$ 5	$ 59	$ 30	$ 106
Cost of revenues	5	240	41	341
Net loss	(1,979)	(2,439)	(3,092)	(4,020)
Net loss - common shareholders	(2,111)	(2,571)	(3,224)	(4,127)
Basic and diluted loss per share	$ (0.37)	$ (0.41)	$ (0.45)	$ (0.56)

Loss per share data is computed independently for each of the periods presented, therefore, the sum of the loss per share amounts for the quarters may not equal the total for the year.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
EVERCEL, INC.
(Registrant)

By: Garry A. Prime
Name:	Garry A. Prime
Title:	President and Chief Executive Officer

          Pursuant to the requirements of the Securities Act of 1934, the following persons in the capacities and on the dates indicated have signed this report.
/s/ Garry A. Prime
Name:	Garry A. Prime	Date: April 1, 2002
Title:	President, Chief Executive Officer and Director

/s/ James Bath
Name:	James G. Bath	Date: April 1, 2002
Title:	Chief Technology Officer

/s/ Anthony Kiernan
Name:	Anthony P. Kiernan	Date: April 1, 2002
Title:	Chief Financial Officer

/s/ James D. Gerson
Name:	James D. Gerson	Date: April 1, 2002
Title:	Chairman of the Board of Directors

/s/ Bernard Baker
Name:	Bernard S. Baker	Date: April 1, 2002
Title:	Director

Name:	William A. Lawson	Date:
Title:	Director

/s/ Warren D. Bagatelle
Name:	Warren D. Bagatelle	Date: April 1, 2002
Title:	Director

/s/ Chao Huang
Name:	Chao Huang	Date: April 1, 2002
Title:	Vice President of Far East Operations and Director

Name:	John H. Gutfreund	Date:
Title:	Director