Form 10-Q
period 2002-03-31
EVERCEL INC
filed 2002-05-15
CIK 1071119

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Mark One
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to ________________

Commission File Number:  001-14919

EVERCEL, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	06-1528142 (I.R.S. Employer Identification Number)

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
Yes ☑      No ☐

The number of shares outstanding of the Registrant's Common Stock, par value $.01 as of April 30, 2002 was 10,390,708.

EVERCEL, INC.
FORM 10-Q
INDEX

EVERCEL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

ASSETS	March 31, 2002 (unaudited)	December 31, 2001

Current assets:
Cash and cash equivalents	$ 13,547	$ 16,199
Accounts receivable	293	66
Inventories	158	101
Other current assets	758	387

Total current assets	14,756	16,753

Property, plant and equipment, net	1,503	1,374
Other assets, net	3,101	3,328

TOTAL ASSETS	$ 19,360	$ 21,455

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 319	$ 274
Accrued salaries and benefits	323	421
Accrued liabilities	1,080	2,500

Total current liabilities	1,692	3,195

Other non-current liabilities	32	40
Minority interest	5,286	5,369

Total liabilities	7,040	8,604

Shareholders' equity:

Preferred Stock ($0.01 par value); 1,000,000 shares authorized: 197,915 and 194,035 issued and outstanding at March 31, 2002 and December 31, 2001, respectively (with cumulative dividends at 8%).	2	2
Common Stock ($0.01 par value); 30,000,000 shares authorized: 10,390,708 and 10,377,375 issued and outstanding March 31, 2002 and December 31, 2001, respectively.	104	104
Additional paid-in-capital	58,190	58,179
Accumulated deficit	(45,976)	(45,434)

Total shareholders' equity	12,320	12,851

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 19,360	$ 21,455

See condensed notes to consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	March 31, 2002	March 31, 2001

Revenues	$ 152	$ 600
Cost and expenses:
Cost of revenues	148	2,651
Administrative and selling expenses	626	1,836
Research and development	81	681

Total operating costs and expenses	855	5,168

Loss from operations	(703)	(4,568)

Interest income, net	44	197
Other income, net	34	-
Loss attributable to minority interest	83	34

Loss before income taxes	(542)	(4,337)

Income tax expense	-	-

Net loss	(542)	(4,337)

Preferred stock dividends	(95)	(97)

Net loss -- common shareholders	$ (637)	$ (4,434)

Basic and diluted loss per share	$ (.06)	$ (0.48)

Basic and diluted shares outstanding	10,391	9,176

See condensed notes to consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended

	March 31, 2002	March 31, 2001

Cash flows from operating activities:
Net loss	$ (542)	$ (4,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117	327
Other non-cash expenses		17
Minority interest	(83)	(34)
(Increase) decrease in operating assets:
Accounts receivable	(227)	(495)
Inventories	(57)	(1,159)
Other current assets	(371)	(910)
Increase (decrease) in operating liabilities:
Accounts payable	45	(534)
Accrued liabilities	(1,510)	(104)
Other long term assets	185	41
Other non-current liabilities	(16)	-

Net cash used in operating activities	(2,459)	(7,188)

Cash flows from investing activities:
Capital expenditures	(204)	(455)

Net cash used in investing activities	(204)	(455)

Cash flows from financing activities:
Repayments on loans payable		(71)
Repayments on leases payable		(13)
Preferred stock dividends paid		(107)
Net proceeds from common stock issued	11	25,212

Net cash provided by financing activities	11	25,021

Net increase in cash and cash equivalents	(2,652)	17,378
Cash and cash equivalents - beginning of period	16,199	12,195

Cash and cash equivalents - end of period	$ 13,547	$ 29,573

Cash paid during the period for:
Income taxes	$ -	$ -

Interest paid	$ -	$ 41

See condensed notes to consolidated financial statements.

EVERCEL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying financial statements represent our financial position as of March 31, 2002 and December 31, 2001 and results of operations for the three months ended March 31, 2002 and 2001.

Comparative amounts for the three months ended March 31 are unaudited. In the opinion of management, the information presented in the unaudited three month statements reflect all adjustments necessary for a fair presentation of our results of operations for those periods.

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

We believe our battery technology has applications in the small electric vehicle market such as scooters; neighborhood electric vehicles, golf carts; wheelchairs, electric bicycles and bass fishing boats. Additional potential applications are in medical devices and yard tools, including lawn mowers and trimmers.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our majority owned joint venture -- the Xiamen Three Circles-ERC Battery Corp.

All intercompany account balances have been eliminated.

(3) Relocation of Corporate Offices

In January 2002 we entered into a lease for 4,000 square feet of office space in Hingham, MA to be used as our corporate headquarters. In April 2002 we negotiated the termination of the Connecticut lease at a cost of $175,000 for which we had previously recorded a reserve.

(4) Cash and Cash Equivalents

Included in cash and cash equivalents is $6,558,000 held by our joint venture subsidiary in Xiamen, in the Peoples Republic of China.

(5) Capitalization

On February 9, 2001 we completed a stock offering of 3,000,000 common shares at $9.00 per share, resulting in total net proceeds of $25,107,000 after commissions and other expenses.

EVERCEL, INC.
Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          When used in this report, the words "expects", "anticipates", "believes", "estimates", "should", "will", "could", "would", "may", and similar expressions are intended to identify forward-looking statements. Such statements include statements relating to Evercel's continued development and commercialization schedule for its patented nickel-zinc ("Ni-Zn") rechargeable battery technology and its joint venture partner, expansion plans, licensing opportunities and the expected cost competitiveness of its technology. These and other forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including, without limitation, general risks associated with product development and introduction, changes in worldwide environmental laws and policies, potential volatility of material costs, government appropriations, rapid technological change, and competition, as well as other risks. The forward-looking statements contained herein speak only as of the date of this Report. Evercel Inc. (the "Company") expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

Overview

          We have developed and, through our joint venture in the Peoples Republic of China, are manufacturing rechargeable nickel-zinc batteries. The nickel-zinc battery technology is suited for applications requiring long cycle life, light weight and relative cost efficiency. We believe that we will be able to develop markets that utilize nickel-zinc technology both in the U.S. and internationally. However, to date there has not been wide spread acceptance of our technology.

          We are focusing our marketing efforts on specialty applications of our rechargeable nickel-zinc batteries where our technology has competitive advantages and where the channels of distribution are relatively narrow. At the present time, we are principally addressing applications in transportation, including:

  the small electric vehicle market, principally scooters, bicycles, wheelchairs and neighborhood electric vehicles; and
  the electric trolling motor market, primarily focused on bass fishing boats

We believe our rechargeable nickel-zinc battery has a variety of other applications. We are continuing to look at additional applications such medical devices, portable power tools and lawn equipment.

Results of Operations

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001

          We had revenues of $152,000 for the three months ended March 31, 2002 compared to $600,000 for the three months ended March 31, 2001. The revenues in the 2002 and 2001 periods were from the sale of our scooter and marine batteries. Cost of revenues of $148,000 for the three months ended March 31, 2002 decreased as a percent of sales compared to the corresponding period in the prior year as a result of transferring our manufacturing to our joint venture in China and eliminating the costs associated with operating the Newport News, VA. facility.

          Administrative and selling expenses decreased 66 percent to $626,000 for the three months ended March 31, 2002 from $1,836,000 for the three months ended March 31, 2001. The decrease is the result of reductions of administrative, financial and sales and marketing staff and elimination of relocation and other employee costs, as a result of the closing of the manufacturing facility in Virginia and relocating the corporate offices from Danbury, CT. to Hingham, MA.

          Research and development expenses decreased 88 percent to $81,000 for the three months ended March 31, 2002 from $681,000 for the three months ended March 31, 2001. This reduction is a direct result of transferring our research and development activity to our joint venture in China.

          Net interest income of $44,000 for the three months ended March 31, 2002 decreased from $197,000 for three months ended March 31, 2001, as a result of lower interest rates combined with the reduced cash balance of the company.

Liquidity and Capital Resources

          We have funded our operations primarily through cash generated from sales of equity. On February 9, 2001 we concluded a stock offering of 3 million shares of our common stock resulting in total net proceeds of $25.1 million.

          At March 31, 2002 we had working capital of $13.1 million, including cash and cash equivalents of $13.5 million, compared to working capital of $13.6 million, including cash and cash equivalents of $16.2 million at December 31, 2001

          As part of a preferred stock offering in December 1999, investors and the underwriter, Burnham Securities Inc., were issued warrants to purchase our common stock. If our common stock reaches certain price levels, we can redeem the warrants. If all the warrants were exercised, we would receive approximately $4.3 million in gross proceeds.

          Our capital expenditure of $204,000 in the three months ended March 31, 2002 was for production equipment at our joint venture facility in China.

          We anticipate that our existing capital resources will be adequate to satisfy current obligations arising from existing financial requirements and agreements, as we continue to manage our cost structure and evaluate strategic alternatives.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We have invested and expect to invest excess funds in money market accounts in U.S. and PRC financial institutions. Based upon the cash and cash equivalents balance at March 31, 2002, an increase or decrease of interest rates of 100 basis points would have an effect on the Company's results of operations and cash flows of approximately $34,000.

PART II - OTHER INFORMATION
Item 6:	EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

None

(B)  REPORTS ON FORM 8-K

None

SIGNATURES

          In accordance with the requirements of the Securities Exchange of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
EVERCEL, INC.
(Registrant)
By: /s/ Anthony P. Kiernan
	Name:	Anthony P. Kiernan
Date: May 15, 2002	Title:	Chief Financial Officer