Form 10-Q
period 2002-06-30
EVERCEL INC
filed 2002-08-14
CIK 1071119

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

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
Yes ☑ No ☐

The number of shares outstanding of the Registrant's Common Stock, par value $.01 as of July 20, 2002 was 10,404,041.

EVERCEL, INC.
FORM 10-Q
INDEX

EVERCEL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
ASSETS	2002 (unaudited)	2001

Current assets:
Cash and cash equivalents	$ 12,318	$ 16,199
Accounts receivable	155	66
Inventories	412	101
Other current assets	730	387

Total current assets	13,615	16,753

Property, plant and equipment, net	1,544	1,374
Other assets, net	3,047	3,328

TOTAL ASSETS	$ 18,206	$ 21,455

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 308	$ 274
Accrued salaries and benefits	133	421
Accrued liabilities	742	2,500

Total current liabilities	1,183	3,195

Other non-current liabilities	54	40
Minority interest	5,235	5,369

Total liabilities	6,472	8,604

Shareholders' equity:

Preferred Stock ($0.01 par value); 1,000,000 shares authorized: 201,874 and 194,035 issued and outstanding at June 30, 2002 and December 31, 2001, respectively (with cumulative dividends at 8%).	2	2
Common Stock ($0.01 par value); 30,000,000 shares authorized: 10,404,041 and 10,377,375 issued and outstanding June 30, 2002 and December 31, 2001, respectively.	104	104
Additional paid-in-capital	58,200	58,179
Accumulated deficit	(46,572)	(45,434)

Total shareholders' equity	11,734	12,851

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 18,206	$ 21,455

See condensed notes to consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	June 30,	June 30,
	2002	2001

Revenues	$ 19	$ 88
Cost and expenses:
Cost of revenues	102	2,761
Administrative and selling expenses	598	2,345
Research and development	37	369

Total operating costs and expenses	737	5,475

Loss from operations	(718)	(5,387)

Interest income, net	67	251
Other income, net	3	-
Minority interest	52	(5)

Loss before income taxes	(596)	(5,141)

Income tax expense	-	-

Net loss	(596)	(5,141)

Preferred stock dividends	(95)	(95)

Net loss -- common shareholders	$ (691)	$ (5,236)

Basic and diluted loss per share	$ (.06)	$ (0.50)

Basic and diluted shares outstanding	10,404	10,454

See condensed notes to consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2002	2001

Revenues	$ 171	$ 688
Cost and expenses:
Cost of revenues	250	5,472
Administrative and selling expenses	1,224	4,180
Research and development	118	990

Total operating costs and expenses	1,592	10,642

Loss from operations	(1,421)	(9,954)

Interest income, net	111	448
Other income, net	37	-
Loss attributable to minority interest	135	29

Loss before income taxes	(1,138)	(9,477)

Income tax expense (benefit)	-	-

Net loss	(1,138)	(9,477)

Preferred stock dividends	(190)	(192)

Net loss -- common shareholders	$ (1,328)	$ (9,669)

Basic and diluted loss per share	$ (0.12)	$ (0.98)

Basic and diluted shares outstanding	10,397	9,819

See condensed notes to consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2002	2001

Cash flows from operating activities:
Net loss	$ (1,138)	$ (9,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195	716
Other non-cash expenses
Minority interest	(135)	(29)
(Increase) decrease in operating assets:
Accounts receivable	(89)	(118)
Inventories	(311)	(2,848)
Other current assets	(343)	(355)
Increase (decrease) in operating liabilities:
Accounts payable	34	193
Accrued liabilities	(2,045)	(788)
Other long term assets	196	(33)
Other non-current liabilities	14	-

Net cash used in operating activities	(3,622)	(12,739)

Cash flows from investing activities:
Capital expenditures	(280)	(1,254)

Net cash used in investing activities	(280)	(1,254)

Cash flows from financing activities:
Repayments on loans payable	-	(95)
Repayments on leases payable	-	(59)
Preferred stock dividends paid	-	(204)
Net proceeds from common stock issued	21	25,125

Net cash provided by financing activities	21	24,767

Net increase (decrease) in cash and cash equivalents	(3,881)	10,774
Cash and cash equivalents - beginning of period	16,199	12,195

Cash and cash equivalents - end of period	$ 12,318	$ 22,969

Cash paid during the period for:
Income taxes	$ -	$ -

Interest paid	$ -	$ 77

See condensed notes to consolidated financial statements.

EVERCEL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The accompanying financial statements represent our financial position as of June 30, 2002 and December 31, 2001 and results of operations for the three and six months ended June 30, 2002 and 2001.

Comparative amounts for the three and six months ended June 30 are unaudited. In the opinion of management, the information presented in the unaudited three and six month statements reflect all adjustments necessary for a fair presentation of our results of operations for those periods.

We have made a number of estimates and assumptions relating to the assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

New Accounting Pronouncements

          In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of Statement 142 effective January 1, 2002. In connection with the adoption of Statement 142, the Company evaluated the life of its intangible asset. As a result of this evaluation, the Company has determined that its intangible asset does not have an indefinite life and that the existing useful life is appropriate. This intangible asset, which is included in other assets, represents purchased technology rights with a net book value of $2,617,000 and $2,702,000 at June 30, 2002 and December 31, 2001, respectively. Amortization expense for the three-months and six-months ended June 30, 2002 and 2001 was $42,000 and $85,000, respectively. This intangible asset continues to be subject to amortization, which is anticipated to be approximately $170,000 annually through December 31, 2007.

          Also, in October 2001, the FASB issued Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held for sale. The Company adopted the provisions of Statement 144 effective January 1, 2002 and such adoption had no effect on its financial statements.

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

(4)  Cash and Cash Equivalents

Included in cash and cash equivalents is $6,173,000 held by our joint venture subsidiary in Xiamen, in the Peoples Republic of China.

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

    the small electric vehicle market, principally scooters, bicycles, wheelchairs and neighborhood electric vehicles; and
    the electric trolling motor market, primarily focused on bass fishing boats.

We believe our rechargeable nickel-zinc battery has a variety of other applications. We are continuing to look at additional applications such medical devices, portable power tools and lawn equipment.

Discussion of Critical Accounting Policies

          In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates and assumptions. We believe that the following discussion addresses the Company's most critical accounting policy, and is that which is most important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Long-lived assets, including intangible assets

          Long-lived assets, including fixed assets and intangibles other than goodwill, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of undiscounted cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. In those cases where the Company determines that the useful life of other long-lived assets should be shortened, the Company would depreciate the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing amortization expense.

Results of Operations

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

          We had revenues of $19,000 for the three months ended June 30, 2002 compared to $88,000 for the three months ended June 30, 2001. The revenues in the 2002 and 2001 periods were from the sale of our scooter and marine batteries. The reduction in revenue is due in large part to the temporary unavailability of the trolling motor battery as we transitioned production from Newport News VA to our joint venture in China. Cost of revenues of $102,000 for the three months ended June 30, 2002 decreased as a percent of sales compared to the corresponding period in the prior year as a result of transferring our manufacturing to our joint venture in China and eliminating the costs associated with operating the Newport News, VA. facility.

          Administrative and selling expenses decreased 76 percent to $547,000 for the three months ended June 30, 2002 from $2,345,000 for the three months ended June 30, 2001. The decrease is the result of reductions of administrative, financial and sales and marketing staff and elimination of other employee and facility costs as a result of the closing of the manufacturing facility in Virginia and relocating the corporate offices from Danbury, CT. to Hingham, MA.

          Research and development expenses decreased 89 percent to $37,000 for the three months ended June 30, 2002 from $369,000 for the three months ended June 30, 2001. This reduction is a result of transferring our research and development activity to our joint venture in China as well as increased emphasis on manufacturing versus development.

          Net interest income of $67,000 for the three months ended June 30, 2002 decreased from $251,000 for three months ended June 30, 2001, as a result of lower interest rates combined with the reduced cash balance of the company.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

          We had revenues of $171,000 for the six months ended June 30, 2002 compared to $688,000 for the six months ended June 30, 2001. The revenues in the 2002 and 2001 periods were from the sale of our scooter and marine batteries. The reduction in revenue is due in large part to the temporary unavailability of the trolling motor battery as we transitioned production from Newport News VA to our joint venture in China. Cost of revenues was $250,000 for the six months ended June 30, 2002 compared to $5,472,000 for the six months ended June 30, 2001. Cost of sales, as a percent of sales, decreased by 81.6 percent compared to the corresponding period in the prior year as a result of transferring our manufacturing to our joint venture in China and eliminating the costs associated with operating the Newport News, VA facility.

          Administrative and selling expenses decreased 72 percent to $1,173,000 for the six months ended June 30, 2002 from $4,180,000 for the six months ended June 30, 2001. The decrease is the result of reductions of administrative, financial and sales and marketing staff and elimination of other employee and facility costs as a result of the closing of the manufacturing facility in Virginia and relocating the corporate offices from Danbury, CT. to Hingham, MA.

          Research and development expenses decreased 88 percent to $118,000 for the six months ended June 30, 2002 from $990,000 for the six months ended June 30, 2001. This reduction is a result of transferring our research and development activity to our joint venture in China as well as increased emphasis on manufacturing versus development.

          Net interest income of $111,000 for the six months ended June 30, 2002 decreased from $448,000 for six months ended June 30, 2001, as a result of lower interest rates combined with the reduced cash balance of the company.

Liquidity and Capital Resources

          We have funded our operations primarily through cash generated from sales of equity. On February 9, 2001 we concluded a stock offering of 3 million shares of our common stock resulting in total net proceeds of $25.1 million.

          At June 30, 2002 we had working capital of $12.5 million, including cash and cash equivalents of $12.3 million, compared to working capital of $13.6 million, including cash and cash equivalents of $16.2 million at December 31, 2001. Included in cash and cash equivalents are $6.2 million and $7 million, as of June 30, 2002 and December 31, 2001 respectively, held by our joint venture in Xiamen, in the Peoples Republic of China.

          As part of a preferred stock offering in December 1999, investors and the underwriter, Burnham Securities Inc., were issued warrants to purchase our common stock. If our common stock trades at $16.50 per share for twenty consecutive days we can redeem the warrants. If all the warrants were exercised, we would receive approximately $4.3 million in gross proceeds.

          Our capital expenditures of $280,000 in the six months ended June 30, 2002 was for production equipment at our joint venture facility in China.

          We anticipate that our existing capital resources will be adequate to satisfy current obligations arising from existing financial requirements and agreements, as we continue to manage our cost structure and evaluate strategic alternatives.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We have invested and expect to invest excess funds in money market accounts in U.S. and PRC financial institutions. Based upon the cash and cash equivalents balance at June 30, 2002, an increase or decrease of interest rates of 100 basis points would have an effect on the Company's results of operations and cash flows of approximately $31,000 per quarter.

Item 4:	ANNUAL MEETING

          The annual meeting of Evercel, Inc. was held on June 26, 2002. Mr. James D. Gerson and Mr. John H. Gutfreund were elected to three year terms. The vote for Mr. Gerson was 9,384,568 for, 72,974 withheld and 0 opposed. The vote for Mr. Gutfreund was 9,383,536 for, 74,006 withheld and 0 opposed.

Directors remaining on the Board who were not up for reelection this year are Mr. Warren Bagatelle, Mr. William Lawson, Mr. Garry Prime and Dr. Chao Huang.

PART II -- OTHER INFORMATION
Item 6:	EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

None

(B)  REPORTS ON FORM 8-K

None

SIGNATURES

          In accordance with the requirements of the Securities Exchange of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
EVERCEL, INC.
(Registrant)

By: /s/ Anthony P. Kiernan
	Name:	Anthony P. Kiernan
Date: August 14, 2002	Title:	Chief Financial Officer