Form 10-Q
period 2002-09-30
EVERCEL INC
filed 2002-11-14
CIK 1071119

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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
Yes ☑    No ☐

The number of shares outstanding of the Registrant's Common Stock, par value $.01 as of October 25, 2002 was 10,404,041.

EVERCEL, INC.
FORM 10-Q
INDEX

EVERCEL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

ASSETS	September 30, 2002 (unaudited)	December 31, 2001

Current assets:
Cash and cash equivalents	$ 11,303	$ 16,199
Accounts receivable (net of allowances of $57 and $292 respectively)	197	66
Inventories	861	101
Other current assets	504	387

Total current assets	12,865	16,753

Property, plant and equipment, net	1,544	1,374
Other assets, net	3,119	3,328

TOTAL ASSETS	$ 17,528	$ 21,455

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 369	$ 274
Accrued salaries and benefits	98	421
Accrued liabilities	699	2,500

Total current liabilities	1,166	3,195

Other non-current liabilities	50	40
Minority interest	5,145	5,369

Total liabilities	6,361	8,604

Shareholders' equity:

Preferred Stock ($0.01 par value); 1,000,000 shares authorized: 205,911 and 194,035 issued and outstanding at September 30, 2002 and December 31, 2001, respectively (with cumulative dividends at 8%).	2	2
Common Stock ($0.01 par value); 30,000,000 shares authorized: 10,404,041 and 10,377,375 issued and outstanding at September 30, 2002 and December 31, 2001, respectively.	104	104
Additional paid-in-capital	58,200	58,179
Accumulated deficit	(47,139)	(45,434)

Total shareholders' equity	11,167	12,851

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 17,528	$ 21,455

See notes to condensed consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	September 30, 2002	September 30, 2001

Revenues	$ 81	$ 29
Cost and expenses:
Cost of revenues	160	630
Administrative and selling expenses	582	1,743
Research and development	46	556
Impairment and other charges associated with shutdown of Virginia operations	-	15,129

Total operating costs and expenses	788	18,058

Loss from operations	(707)	(18,029)

Interest income, net	42	132
Other income, net	9	-
Minority interest	90	(128)

Loss before income taxes	(566)	(18,025)

Income tax expense	-	-

Net loss	(566)	(18,025)

Preferred stock dividends	(95)	(93)

Net loss -- common shareholders	$ (661)	$ (18,118)

Basic and diluted loss per share	$ (.06)	$ (1.73)

Basic and diluted shares outstanding	10,404	10,474

See notes to condensed consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended

	September 30, 2002	September 30, 2001

Revenues	$ 252	$ 716
Cost and expenses:
Cost of revenues	409	6,102
Administrative and selling expenses	1,807	5,924
Research and development	164	1,546
Impairment and other charges associated with shutdown of Virginia operations	-	15,129

Total operating costs and expenses	2,380	28,701

Loss from operations	(2,128)	(27,985)

Interest income, net	153	580
Other income, net	46	-
Minority interest	224	(99)

Loss before income taxes	(1,705)	(27,504)

Income tax expense	-	-

Net loss	(1,705)	(27,504)

Preferred stock dividends	(286)	(285)

Net loss -- common shareholders	$ (1,991)	$ (27,789)

Basic and diluted loss per share	$ (0.19)	$ (2.77)

Basic and diluted shares outstanding	10,400	10,040

See notes to condensed consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine Months Ended

	September 30, 2002	September 30, 2001

Cash flows from operating activities:
Net loss	$ (1,705)	$ (27,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	294	1,126
Minority interest	(224)	99
Write off of fixed assets		8
Impairment and other charges associated with shutdown of Virginia operations		15,129
(Increase) decrease in operating assets:
Accounts receivable	(131)	(246)
Inventories	(760)	(2,510)
Other current assets	(117)	(74)
Increase (decrease) in operating liabilities:
Accounts payable	95	(773)
Accrued liabilities	(2,124)	(947)
Other long term assets and liabilities	94	(14)

Net cash used in operating activities	(4,578)	(15,706)

Cash flows from investing activities:
Capital expenditures	(339)	(1,379)

Net cash used in investing activities	(339)	(1,379)

Cash flows from financing activities:
Repayments on loans payable	-	(129)
Repayments on leases payable	-	(94)
Preferred stock dividends paid	-	(299)
Net proceeds from common stock issued	21	25,107

Net cash provided by financing activities	21	24,585

Net increase (decrease) in cash and cash equivalents	(4,896)	7,500
Cash and cash equivalents - beginning of period	16,199	12,195

Cash and cash equivalents - end of period	$ 11,303	$ 19,695

Cash paid during the period for:
Income taxes	$ -	$ -

Interest paid	$ -	$ 101

See notes to condensed consolidated financial statements.

EVERCEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying financial statements represent our financial position as of September 30, 2002 and December 31, 2001 and results of operations for the three and nine months ended September 30, 2002 and 2001.

Comparative amounts for the three and nine months ended September 30 are unaudited. In the opinion of management, the information presented in the unaudited three and nine month statements reflect all adjustments necessary for a fair presentation of our results of operations for those periods.

We have made a number of estimates and assumptions relating to the assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. The Unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year.

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

New Accounting Pronouncements

          In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of Statement 142 effective January 1, 2002. In connection with the adoption of Statement 142, the Company evaluated the life of its intangible asset. As a result of this evaluation, the Company has determined that its intangible asset does not have an indefinite life and that the existing useful life is appropriate. This intangible asset, which is included in other assets, represents purchased technology rights with a net book value of $2,577,000 and $2,702,000 at September 30, 2002 and December 31, 2001, respectively. Amortization expense for the three-months and nine-months ended September 30, 2002 and 2001 was $42,000 and $125,000, respectively. This intangible asset continues to be subject to amortization, which is anticipated to be approximately $170,000 annually through December 31, 2017.

          In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. The Statement also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Company is required to adopt the provisions of Statement 143 effective January 1, 2003 and has not yet determined the extent of its impact, if any.

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

          In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002 and thus will become effective for the Company on January 1, 2003. The Company will continue to apply the provisions of EITF Issue 94-3 to any exit activities that have been initiated under an exit plan that met the criteria of EITF Issue 94-3 before the adoption of Statement No. 146. The adoption of Statement 146 is not currently expected to have a material affect on the Company's financial position, results of operations or cash flows upon adoption.

          In December 2001, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others. The SOP applies to any entity that lends to or finances the activities of others, and specifies accounting and disclosure requirements for entities that extend trade credit to customers and also provides specific guidance for other types of transactions specific to certain financial institutions. The SOP is effective for the Company beginning January 1, 2003 and the Company does not believe the recognition and measurement provisions within this SOP will result in a change in practice for our trade receivables or any other activities of the Company. The SOP also provides certain presentation and disclosure changes for entities with trade receivables as part of the objective of requiring consistent accounting and reporting for like transactions, which the Company intends to include in its disclosures upon adoption.

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

(4) Cash and Cash Equivalents

Included in cash and cash equivalents at September 30, 2002 and December 31, 2001 are $6,123,000 and $7,047,000 respectively, held by our joint venture subsidiary in Xiamen, in the Peoples Republic of China.

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

Overview

          We have developed and, through our joint venture in the Peoples Republic of China (PRC), are manufacturing rechargeable nickel-zinc batteries. The nickel-zinc battery technology is suited for applications requiring long cycle life, light weight and relative cost efficiency. We believe that we will be able to develop markets that utilize nickel-zinc technology both in the U.S. and internationally. However, to date there has not been widespread acceptance of our technology.

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

Long-lived assets, including intangible assets

          Long-lived assets, including fixed assets and intangibles other than goodwill, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The estimate of undiscounted cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. In those cases where the Company determines that the useful life of other long-lived assets should be shortened, the Company would depreciate and/or amortize the net book value in excess of the salvage value (after testing for impairment as described above), over the revised remaining useful life of such asset thereby increasing depreciation and amortization expense.

Results of Operations

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

          We had revenues of $81,000 for the three months ended September 30, 2002 compared to $29,000 for the three months ended September 30, 2001. The revenues in the 2002 and 2001 periods were from the sale of our scooter and marine batteries. The increase in revenue is due in large part to fulfillment of orders and backorders as a result of the availability of the trolling motor battery from our joint venture in China. Cost of revenues of $160,000 for the three months ended September 30, 2002 decreased as a percent of sales compared to the corresponding period in the prior year as a result of transferring our manufacturing to our joint venture in China and eliminating the costs associated with operating the Newport News, VA. facility.

          Administrative and selling expenses decreased 67 percent to $582,000 for the three months ended September 30, 2002 from $1,743,000 for the three months ended September 30, 2001. The decrease is the result of reductions of administrative, financial and sales and marketing staff and elimination of other employee and facility costs as a result of the closing of the manufacturing facility in Virginia and relocating the corporate offices from Danbury, CT. to Hingham, MA.

          Research and development expenses decreased 92 percent to $46,000 for the three months ended September 30, 2002 from $556,000 for the three months ended September 30, 2001. This reduction is a result of transferring our research and development activity to our joint venture in China and increased emphasis on manufacturing versus development.

          Net interest income of $42,000 for the three months ended September 30, 2002 decreased from $132,000 for three months ended September 30, 2001, as a result of lower interest rates combined with the reduced cash balance of the company.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

          We had revenues of $252,000 for the nine months ended September 30, 2002 compared to $716,000 for the nine months ended September 30, 2001. The revenues in the 2002 and 2001 periods were from the sale of our scooter and marine batteries. The reduction in revenue is due in large part to the temporary unavailability of the trolling motor battery as we transitioned production from Newport News, VA to our joint venture in China. Cost of revenues was $409,000 for the nine months ended September 30, 2002 compared to $6,102,000 for the nine months ended September 30, 2001. Cost of sales, as a percent of sales, decreased by 78 percent compared to the corresponding period in the prior year as a result of transferring our manufacturing to our joint venture in China and eliminating the costs associated with operating the Newport News, VA facility.

          Administrative and selling expenses decreased 69 percent to $1,807,000 for the nine months ended September 30, 2002 from $5,924,000 for the nine months ended September 30, 2001. The decrease is the result of reductions of administrative, financial and sales and marketing staff and elimination of other employee and facility costs as a result of the closing of the manufacturing facility in Virginia and relocating the corporate offices from Danbury, CT. to Hingham, MA.

          Research and development expenses decreased 89 percent to $164,000 for the nine months ended September 30, 2002 from $1,546,000 for the nine months ended September 30, 2001. This reduction is a result of transferring our research and development activity to our joint venture in China and increased emphasis on manufacturing versus development.

          Net interest income of $153,000 for the nine months ended September 30, 2002 decreased from $580,000 for nine months ended September 30, 2001, as a result of lower interest rates combined with the reduced cash balance of the company.

Liquidity and Capital Resources

          We have funded our operations primarily through cash generated from sales of equity. On February 9, 2001 we concluded a stock offering of 3 million shares of our common stock resulting in total net proceeds of $25.1 million.

          At September 30, 2002 we had working capital of $11.7 million, including cash and cash equivalents of $11.3 million, compared to working capital of $13.6 million, including cash and cash equivalents of $16.2 million at December 31, 2001. Included in cash and cash equivalents are $6.1 million and $7 million, as of September 30, 2002 and December 31, 2001 respectively, held by our joint venture in Xiamen, in the Peoples Republic of China.

          As part of a preferred stock offering in December 1999, investors and the underwriter, Burnham Securities Inc., were issued warrants to purchase our common stock. If our common stock trades at $16.50 per share for twenty consecutive days we can redeem the warrants. If all the warrants were exercised, we would receive approximately $4.3 million in gross proceeds.

          Our capital expenditures of $339,000 in the nine months ended September 30, 2002 was for production equipment at our joint venture facility in China.

          We anticipate that our existing capital resources will be adequate to satisfy current obligations arising from existing financial requirements and agreements, as we continue to manage our cost structure and evaluate strategic alternatives.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We have invested and expect to invest excess funds in money market accounts in U.S. and PRC financial institutions. Based upon the cash and cash equivalents balance at September 30, 2002, an increase or decrease of interest rates of 100 basis points would have an effect on the Company's results of operations and cash flows of approximately $28,000 per quarter.

Item 4: CONTROLS AND PROCEDURES

          The Company's Chief Executive Officer and Chief Financial Officer (who are its principal executive officer and principal financial officer, respectively) have within 90 days prior to the filing date of this report (the "Evaluation Date"), evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)). Based upon such evaluation we have concluded that such disclosure controls and procedures are generally effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure.

          The Company's Chief Executive Officer and Chief Financial Officer have determined that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART II -- OTHER INFORMATION

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

None

(B)  REPORTS ON FORM 8-K

None

CERTIFICATIONS

I, Garry Prime, the principal executive officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Evercel, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Garry Prime
Garry Prime
Chief Executive Officer

I, Anthony Kiernan, the principal financial officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Evercel, Inc. (the Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Anthony Kiernan
Anthony Kiernan
Chief Financial Officer

 SIGNATURES

          In accordance with the requirements of the Securities Exchange of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
EVERCEL, INC.
(Registrant)

By: /s/ Anthony P. Kiernan
	Name:	Anthony P. Kiernan
Date: November 14, 2002	Title:	Chief Financial Officer