Form 10-K
period 2002-12-31
EVERCEL INC
filed 2003-03-31
CIK 1071119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Mark One
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $15,502,021, which is based on the closing price of $1.49 on June 28, 2002. On June 28, 2002 there were 10,404,041 shares of Common Stock of the registrant issued and outstanding.

EVERCEL, INC.

Forward-looking Statement Disclaimer

When used in this report, the words "expects", "anticipates", "believes", "estimates", "should", "will", "could", "would", "may", and similar expressions are intended to identify forward-looking statements. Such statements include statements relating to Evercel's continued development and commercialization schedule for its patented nickel-zinc ("Ni-Zn") rechargeable battery technology, its Chinese manufacturing operation, expansion plans, licensing opportunities and the expected cost competitiveness of its technology. These and other forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including, without limitation, general risks associated with product development and introduction, changes in worldwide environmental laws and policies, potential volatility of material costs, government appropriations, rapid technological change, and competition, as well as other risks. The forward-looking statements contained herein speak only as of the date of this Report. Evercel Inc. (the "Company," "we," "us" or "our") expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

PART I

Item 1. BUSINESS

Overview

          We have developed and, through our manufacturing facility in the Peoples Republic of China ("PRC") are manufacturing rechargeable nickel-zinc batteries (See "Our Chinese Operations"). The nickel-zinc battery technology is suited for applications requiring long cycle life, light weight and relative cost efficiency. We believe that we will be able to develop markets that utilize nickel-zinc technology both in the U.S. and internationally. However, to date there has not been widespread acceptance of our technology.

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

          We believe our rechargeable nickel-zinc batteries have a variety of other applications. We are continuing to explore additional applications such medical devices, portable power tools and lawn equipment.

Our Products

          Our proprietary nickel-zinc rechargeable battery is the result of a substantial investment in the development of advanced battery technologies. Our patented technology allows us to produce batteries with the following combination of characteristics:

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

          Electric Vehicles

          The electric scooter, electric bike and neighborhood electric vehicle markets are a good fit for our technology because of the particular characteristics of our batteries. Our technology enables manufacturers to incorporate in their vehicles a high-energy power source relative to the weight of the battery. The deep cycle capability of our technology provides longer total range than lower cost technologies. We believe the cost of ownership of our battery over its entire life is less than other available technologies. Certain states are strengthening environmental laws and have granted consumer rebates to encourage the purchase of electric vehicles. If the market for mass-produced electric vehicles grows in the United States, we believe that we are well positioned to be a participant in this market

          The electric vehicle market primarily exists in Europe and Asia. Growing concern about air pollution in Europe is resulting in increased government restrictions on internal combustion engines and government incentives to induce consumer purchases of non-combusting vehicles. Our technology is a logical alternative that offers greater power and range than many competing technologies. Within the electric vehicle market, we expect that the majority of our sales will be direct sales to manufacturers, with a small aftermarket for battery sales directly to consumers.

          Electric Trolling Motors

          The electric trolling motor market exists almost exclusively in the United States bass fishing industry. While the retail price of the marine battery is significantly higher than that of a lead-acid battery, we believe that the durability and extended life of the Evercel marine battery will result in a cost per hour of operation over the life of the battery that is competitive with that of a lead-acid battery. However, the initial high cost of our battery has been a barrier to greater market penetration. We are not certain we can lower manufacturing costs to a level that will allow us to lower the retail price.

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

          We have explored the potential of our technology for use in medical devices and tools. While we do not currently have products suitable for these markets, we believe that the nickel-zinc batteries may be a viable power source for these applications.

Technology

          We believe we have created products that are well suited for our target markets and we have developed and patented technologies that will permit high volume manufacture of our rechargeable batteries. We believe our batteries have a longer cycle life, are lighter in weight and lower in total life cycle cost than comparable batteries currently available in our target markets. Although the basic characteristics of nickel-zinc battery technology have been known for many years, we believe our patents and proprietary production process create a barrier of entry for potential competition in our chosen market. We have seven U.S. patents which, combined, have an average of six years remaining before expiration and one patent pending. Our batteries also have the additional advantage of lower environmental impact compared to lead-acid or nickel-cadmium batteries.

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

          We solved the short cycle life problem with our proprietary cell consisting of layers of positive (nickel) electrodes and negative (zinc) electrodes separated by both electrolyte absorptive layers and microporous separator layers. By sealing the battery cell and reducing the solubility of the zinc electrode, we have increased the cycle life of our batteries. Currently, our research and development efforts are focused on improving performance characteristics and reducing costs.

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

          We believe nickel-zinc technology is suitable for our target markets because of its potential to compete well in several rechargeable battery applications. The following chart illustrates the primary performance characteristics by which batteries are judged in our target markets and compares nickel-zinc to certain other competitive battery technologies:

Battery Performance Characteristics
	NICKEL-ZINC	LEAD-ACID	NICKEL-CADMIUM	NICKEL-METAL HYDRIDE	LITHIUM-ION

Specific Energy (Wh/kg)	35-65(1) 51(2)	20-30(1)	20-40(1)	40-65(1)	90(1)

Specific Power (W/kg)	191(2)	200(4)	260(3)	190(3)	Low(3)

Cycle Life (Number of deep discharge cycles)	600(2)	250(1)-1,000(3)	300-2,000(1)	300-600(1)	60-300(3)

Energy Density (Wh/l)	65-130(1) 86(2)	40-80(1)	40-100(1)	105-185(1)	200(1)

Cost of Materials ($/kWh)(4)	≤ 275	≤ 50	≤ 300	≤ 500	≤ 800

_______________________

(1)Handbook of Batteries, Edited by D. Linden (Second Edition) McGraw-Hill Publisher (1995).

(2)Nan Ya Test Report, dated December 1999, for 12-volt module (7-cell battery).

(3)Battery Report on Power Sources (DSMA Battery Committee) (1997).

(4)Evercel estimates.

          We believe that our technology is well suited to our target markets due to the combination of the characteristics listed in the table above. Specific energy provides extra range or run-time given a realistic weight limit in an electric vehicle or boat. Specific power provides the necessary acceleration for the vehicle to meet the expectations of the user or, in a marine application that does not require acceleration, the ability of the trolling motor to pull reliably in heavy wind or current. Energy density provides extra range or run time given a realistic size and configuration in an electric vehicle or boat.

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

          The major suppliers to the trolling motor battery market are Delco Battery, Interstate Battery and Johnson Controls, Inc. who are producing and/or distributing lead-acid batteries.

Environmental Impact

          Nickel-zinc batteries are more environmentally acceptable than other commonly available rechargeable battery systems. Lead-acid batteries, our principal competitors, contain chemicals that are harmful to the environment and must be recycled. Nickel-zinc batteries are recyclable. Nickel-zinc batteries also contain no cadmium or mercury, which are difficult to dispose of under current environmental regulation. In addition, we anticipate little waste generation and no wastewater effluents due to our simple manufacturing process. The manufacturing process also uses solvent in the electrode production process that can be reclaimed, purified and reintroduced into the process with low levels of waste.

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

Our Chinese Operation

          In July 1998, Xiamen Three Circles ERC Battery Co. Ltd., a joint venture, was established with the Three Circles Battery Co., a government-owned manufacturing company located in Xiamen, PRC. The mission of our joint venture in the PRC is the continued development, manufacture and sale of nickel-zinc batteries based on our technology. We received a 50.5% ownership interest in the Joint Venture and Xiamen Three Circles received a 49.5% ownership interest.

          On January 5, 2003, the joint venture acquired the 49.5% minority interest in the joint venture from the Xiamen Three Circles Battery Co. Under the terms of the agreement, the Xiamen Three Circles Battery Co. received $3,000,000 in cash and a non-interest bearing note for $2,475,000. Note payments of $990,000, $742,500 and $742,500 are due on or before December 31, 2004, 2005 and 2006, respectively. The note has been guaranteed by the Company. The Xiamen Three Circles ERC Battery Co., Ltd. has been restructured as Xiamen Evercel Battery Co., a wholly owned foreign enterprise.

Manufacturing and Raw Materials

          Our current manufacturing plan is to produce all of our batteries at our 48,000 square foot facility in Xiamen, PRC. We have established a semi-automated production process due to the availability of relatively inexpensive labor.

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

Patents and Trademarks

          We have seven active patents and one pending application in the United States. The average remaining life of the issued patents is six years with various expiration periods through 2016. In addition, the Company has obtained patent protection for its technology and products in Germany, France, The United Kingdom and Japan. We do not believe that the expiration of any of our earlier patents will have a material adverse effect on our business. In conjunction with our patent protection, the Company relies on its extensive Ni-Zn experience and know-how, difficult to replicate manufacturing process and trade secrets to provide additional protection when expanding its business in Asia and third-world markets.

          The Company has registered and obtained trademark protection for its company name "Evercel" and its marine product "Evertroll."

Research and Development

          To a limited extent, we continue to advance our battery technologies by conducting additional research and development. Research and development expenses were $0.2 million, $1.7 million and $4.6 million in the years ended December 31, 2002, 2001 and 2000 respectively.

Employees

          We employ a staff of 5 full-time and 3 part-time people in the U.S. In the PRC, we employ approximately 108 full-time people, most of whom are engaged in engineering and manufacturing.

Website Access to Company Reports

          We maintain a website with the address www.evercel.com. We are not including the information contained on our website as a part of, or by incorporating it by reference into, the Annual Report on Form 10-K.

Risk Factors

          You should carefully consider the risks described below as well as the other information included in or incorporated by reference in this annual report on Form 10-K. If any of these risks occur our business prospects, results of operations or financial condition could be harmed.

We face significant risks typical of developing companies

          We have had limited success in the commercialization of our initial products. Our limited operating history makes predicting the future results of our operations or the risks we will face difficult. As we seek to exploit other opportunities, there is no guarantee that we will:

identify attractive business opportunities; and

if identified, be successful in consummating agreements; and

if consummated, be successful in exploiting the opportunity

          We are not profitable and have had limited revenues. We cannot assure you that we will become profitable in the foreseeable future, if ever. For the twelve months ended December 31, 2002, 2001 and 2000 we had losses attributable to common stockholders of $2.9 million, $28.5 million, and $12 million, respectively. We expect that we will continue to incur losses at least through 2003.

Intellectual Properties

          If we determine that the carrying amount of our intellectual properties may not be recoverable, we may be required under current accounting principles to revalue those properties.

          Patents, trade secrets and other proprietary rights are important to our success and competitive position. Our efforts to protect our proprietary rights, including our patents, may be inadequate and may not prevent others from claiming violations by us of their property rights.

          If any court or competent authority concludes that our products or manufacturing processes have infringed upon the product or process rights held by others, our business, financial condition and results of operations could be harmed. We cannot assure you that patents will be issued for any pending applications.

          We have not filed for patent protection in certain potential major markets such as Southeast Asia. Any agreements that we reach with partners in these areas would have to be based on trade secrets and know-how. In addition, some foreign countries in which we may do business provide significantly less patent and proprietary rights protection than the United States.

Manufacturing

          Manufacturing capability is dependent upon a number of factors, including manufacturing concerns and process control issues. We have in the past experienced difficulty in achieving acceptable levels of production of quality batteries. We cannot assure you that we will be able to consistently manufacture batteries of an acceptable quality level.

          Our failure to manufacture our nickel-zinc battery products in the volume necessary to exceed our fixed overhead expenses would have an adverse impact on our results of operation.

          The facility in the PRC is currently the exclusive manufacturer of our batteries. If the Chinese operation is unable to manufacture our batteries, we have no alternative means of producing batteries.

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

          Although we believe we are presently in compliance with all foreign, federal, state and local environmental regulations, we cannot assure you that additional or modified regulations relating to the manufacture, transportation, storage, use and disposal of materials used to manufacture our batteries or restricting disposal of batteries will not be imposed or as to the effect such regulations may have on us or our customers.

Operations in the People's Republic of China

          The value of our operation in China and its profitability may be adversely affected by changes in the political environment in the PRC. Changes in the political leadership could lead to changes that could adversely affect our business, financial condition and results of operations if they prohibit or restrict foreign investment in the PRC or result in increased costs for our operation.

          In addition to changes in the political leadership, changes in the current economic reform policies or the imposition of additional restrictions on foreign-owned enterprises could have a material adverse effect on our operation.

          We protect our technology in the PRC through a combination of patent applications, contractual arrangements and trade secrets. Patent and other intellectual property rights receive substantially less protection in the PRC than is available in the United States. We cannot assure you that we will be able to protect our proprietary rights in the PRC or elsewhere.

          The PRC regulates the repatriation of foreign currencies as payments to foreigners, including investors and licensors, and the conversion of Renminbi (the official currency of the PRC) into foreign currencies, such as the U.S. dollar. As a result, we may be restricted or prevented from receiving distributions, license payments or royalties from our operation in the PRC even if they are needed to meet obligations of our business or would be better employed in our business outside of the PRC.

          Our operation in China may be unable to convert sufficient Renminbi into foreign currency to enable it to comply with its foreign currency payment obligations, including royalty payments and distributions to us. In the event of a depressed market in Renminbi, the cost of foreign currency could prevent our enterprise in the PRC from paying distributions and license fees to us. In addition, fluctuations in the exchange rate of the Renminbi into U.S. dollars could have an adverse effect on the license fees owed to us.

          The PRC does not have a well-developed, consolidated body of laws governing wholly owned foreign enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation. As the legal system in the PRC develops, new laws, changes to existing laws (or interpretations thereof) and preemption of provincial or local laws by national laws may adversely affect our investment.

Competition

          The battery industry has experienced, and is expected to continue to experience, rapid technological change. Our growth and future success will depend, in part, on our ability to enhance and modify existing products. We cannot assure you that we will have the resources to do this.

          The rechargeable battery industry is characterized by intense competition with a large number of companies offering or seeking to develop technology and products similar to ours. We are subject to competition from manufacturers of traditional rechargeable batteries, from manufacturers of rechargeable batteries with advanced technologies, as well as from companies engaged in the development of batteries incorporating new technologies. We cannot assure you that we will be successful in competing with these manufacturers. We cannot assure you that competitors will not develop technologies or products that would render our technology and products obsolete or less marketable.

Product Liability

          We offer an extended warranty for our batteries. If we are unable to manufacture batteries that achieve our stated performance levels or meet our customers' expectations for quality, the resulting claims may exceed expected levels against which we have reserved.

          The sale of our products may expose us to product liability claims from consumers. Certain materials we use in our batteries could, if used improperly, cause injuries to others. Improperly charging or discharging our batteries could possibly cause fires. There have been several incidents related to a charger, which we shipped with our batteries, which was recalled prior to December 31, 2002. Any accident involving our batteries or other battery products could impede demand for our products.

Capital Requirements

          We cannot be certain that additional financing will be available to us to meet our future capital requirements. If we raise additional funds through the issuance of equity, equity-related or debt securities, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We believe that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least 2003.

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

Item 2. PROPERTIES

          The Company leases 4,000 square feet of space in Hingham, Massachusetts for its corporate headquarters. The lease term has two years remaining. The annual rent is $29,500.

          The Company's subsidiary in the PRC leases 48,000 square feet of manufacturing space in Xiamen, PRC. The lease term has nineteen months remaining at an annual rent of $68,000.

Item 3. LEGAL PROCEEDINGS

          Subsequent to year end, the Company settled a wrongful discharge suit filed by Allen Charkey, its former Vice President and Chief Technical Officer. The cost of the settlement was included in accrued liabilities at December 31, 2002 and 2001.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

          The following table sets forth the range of high and low sales prices of our common stock for the quarters indicated, as reported by the NASDAQ National Market.

          Our common stock has been traded on the NASDAQ National Market since May 4, 2000, and previously on the NASDAQ Small Cap Market from April 5, 1999.

	HIGH	LOW
Calendar 2002
First Quarter	$ 2.09	$ .74
Second Quarter	2.10	1.33
Third Quarter	1.89	1.39
Fourth Quarter	2.50	1.74
Calendar 2001
First Quarter	$ 12.63	$ 4.88
Second Quarter	7.38	3.00
Third Quarter	4.16	.50
Fourth Quarter	.99	.40

          As of March 17, 2003, there were approximately 140 holders of record of our common stock.

Item 6. SELECTED FINANCIAL DATA

          The selected financial data set forth below is for the fiscal years ended December 31, 2002, 2001 and 2000. You should read this information together with our financial statements and the notes to those statements beginning on page F-3 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The statement of operations data for the fiscal years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 are derived from our financial statements, which have been audited by KPMG LLP, independent accountants, and are included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected in the future, and results of interim periods are not necessarily indicative of results for the entire year.

	(Dollars in thousands, except per share amounts)
Statement of Income Data:	Year Ended December 31, 2002		Year Ended December 31, 2001		Year Ended December 31, 2000

Revenues	$ 281		$ 730		$ 200
Costs and expenses
Cost of revenues	605		6,472		627
Administrative and selling expenses	2,506		6,402		7,361
Research and development	208		1,677		4,623
Impairment & other charges associated with shutdown of Virginia operations	-		15,003		-

Total operating costs and expenses	3,319		29,554		12,611

Loss from operations	(3,038)		(28,824)		(12,411)
Interest income, net	202		819		609
License fee income	-		-		572
Equity in net loss of affiliate	-		-		(165)
Minority interest	364		(123)		(47)

Loss before income tax expense	(2,472)		(28,128)		(11,442)
Income tax expense	-		-		88

Net loss	$ (2,472)		$ (28,128)		$ (11,530)

Preferred stock dividends	(400)		(380)		(503)

Net loss -- common shareholders	$ (2,872)		$ (28,508)		$ (12,033)

Basic and diluted loss per share	$ (0.28)		$ (2.82)		$ (1.80)

Basic and diluted shares outstanding	10,403,000	(a)	10,126,000	(a)	6,679,000	(a)

Balance Sheet Data:

Cash and cash equivalents	$ 10,377		$ 16,199		$ 12,195
Total assets	16,086		21,455		27,127
Total current liabilities	612		3,195		4,166
Total shareholders' equity	10,425		12,851		16,114

          (a) Due to losses we have incurred, dilutive instruments, consisting of shares of Series A Preferred Stock, options and warrants, have been excluded from diluted shares. At December 31, 2002, 2001 and 2000 there were 210,029, 194,035 and 196,500 respectively, shares of Series A Preferred Stock convertible into 763,718, 705,560 and 714,523 respectively, shares of common stock, related warrants exercisable for 549,200, 549,200 and 549,200 shares of common stock and options exercisable for 456,499, 173,833 and 676,499 respectively, shares of common stock.

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

          Until January 2003, we owned a 50.5% interest in a joint venture in the PRC. Prior to December 1, 2000, we accounted for our involvement in that joint venture using the equity method of accounting, in which we recorded our share of earnings or losses from that joint venture in our income statement. Subsequent to December 1, 2000, we have consolidated the joint venture in our financial statements. On January 5, 2003, the 49.5% minority interest in the Company's joint venture was acquired from the Xiamen Three Circles Battery Co. by the joint venture and the joint venture became a wholly owned subsidiary of the Company.

          We own a 24.5% interest in Everplore Inc. (Tech JV). The purpose of the Tech JV is to enhance cooperation between China and the United States in the field of energy and other new advanced technology fields. The Tech JV has had limited activity and is not significant to our financial statements. We have accounted for the Tech JV using the equity method of accounting.

Significant Accounting Policies

          In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Property, Plant and Equipment and Other Long-Lived Assets

          Property, plant and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy could result in the actual useful lives differing from our estimates. In those cases where we determine that the useful life of property, plant and equipment should be shortened, we would depreciate the net book value in excess of the salvage value, over its revised remaining useful life, thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or software or closing of facilities could result in shortened useful lives.

          Long-lived assets to be held and used, including fixed assets and intangibles with definite lives, are reviewed by us for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we estimate the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, and changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the we recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Long-lived assets to be disposed of are evaluated in relation to the estimated fair value of such assets less costs to sell.

Warranties and Sales Returns

          We allow customers to return their products for up to eighteen months when they meet certain Company-established criteria as outlined in our warranty provision. We regularly review and revise when deemed necessary our estimates of sales returns based primarily upon actual returns or other events that would permit customers to return items based upon the our warranty provisions. We record estimated sales returns as a reduction to sales. Returned products are recorded as inventory only if they have an expected realizable value. The cost of refurbishment, if any, is charged to cost of sales. Actual returns, as well as realized values on returned products, may differ significantly, either favorably or unfavorably, from our estimates.

Results of Operations

Year Ended December 31, 2002

          We had revenues of $281,000 for the year ended December 31, 2002, a decrease of $449,000 from revenues of $730,000 for the year ended December 31, 2001. This revenue resulted from sales of our scooter and marine batteries. The decrease in revenue was due primarily to the Company's September 2001 decision to discontinue production in the U.S. and re-focus its business plan through 2002. In addition, revenue in the third and fourth quarters was adversely affected by product returns of $58,000 resulting from the recall of a charger that we sourced from another manufacturer and sold with our marine battery. There were no direct costs to the Company as a result of the recall. Cost of sales of $605,000 for the year ended December 31, 2002, a decrease of $5,867,000 from cost of sales of $6,472,000 for the year ended December 31, 2001, was a result of declines in revenue and consisted of the material and labor costs of the product sold, scrap and manufacturing overhead.

          Administrative and selling expenses were $2,506,000, including $241,000 of related depreciation expense for the year ended December 31, 2002. These costs were primarily salaries, wages and benefits, selling and marketing activities. Administration and selling expenses decreased $3,896,000 from $6,402,000 for the year ended December 31, 2001 due to reduced headcount, rent and other costs resulting from the Company's September, 2001 decision to discontinue production in the U.S. and re-focus its business plan through 2002.

          Research and development expenses were $208,000 for the year ended December 31, 2002 consisting primarily of personnel costs. Research and development expenses have decreased $1,469,000 from $1,677,000 for the year ended December 31, 2001 as a result of the shift of research and development to China in 2002 from the U.S. and a re-focus on the Company's business plan.

          Net interest income of $202,000 for the year ended December 31, 2002 was earned on investment of our cash and has decreased $617,000 from $819,000 for the year ended December 31, 2001 due to lower cash balances on hand and lower average interest rates on deposits in 2002 as compared to 2001.

          Minority interest income of $364,000 for the year ended December 31, 2002 represents the elimination of minority interest holders share of losses generated by our Joint Venture in the PRC which has increased for the twelve months ended December 31,2002 versus the twelve months ended December 31, 2001.

          The net loss was $2,472,000 and the net loss per basic and diluted common share was $0.28 for the year ended December 31, 2002.

Year Ended December 31, 2001

          We had revenue of $730,000 for the year ended December 31, 2001. This revenue resulted from sales of our scooter and marine batteries. Cost of sales of $6,472,000 for the year consisted of the material and labor costs of the product sold, scrap and manufacturing overhead.

          Administrative and selling expenses were $6,402,000, including $138,000 of related depreciation expense. These costs were primarily salaries, wages and benefits, selling and marketing activities and the costs of establishing our facility in Newport News, Virginia, including the relocation of personnel and professional services.

          Research and development expenses were $1,677,000 for the year, consisting primarily of personnel costs as well as travel related expenditures in an effort to assist in the start up of production at our Virginia manufacturing facility.

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

          Net interest income of $819,000 for the year ended December 31, 2001 was earned on investment of the proceeds from our stock sales.

          Minority interest expense of $123,000 for the year ended December 31, 2001 represents the elimination of minority interest holders share of income generated by our Joint Venture in the PRC.

The net loss was $28,128,000 and the net loss per basic and diluted common share was $2.82 for the year ended December 31, 2001.

Liquidity and Capital Resources

          Working capital at December 31, 2002 was $11,185,000 versus $13,558,000 at December 31, 2001. Included in working capital at December 31, 2002 was cash of $10,377,000, compared to cash of $16,199,000 at December 31, 2001. The decrease of $5,822,000 in cash during the twelve months ended December 31, 2002 was the result of cash needed to fund the Company's operating activities of $5,490,000, due mainly to a net loss of $2,472,000 and decreases in accrued liabilities for payments made related to the shutdown of the Virginia facility in 2001 and cash used for capital expenditures of $353,000, offset by cash received from the issuance of common stock of $21,000. In 2001 cash increased by $4,004,000 which was the result of $17,873,000 used to fund operating activities and capital expenditures of $1,438,000 offset by an increase in cash of $23,315,000 from financing activities.

          To continue to meet our operating and capital requirements, we completed a public offering of our common stock in May 2000. This public offering raised net proceeds of $15,900,000 through the sale of 1,391,080 shares of our common stock at $12.50 per share. Additionally, we completed another public offering in February 2001. This offering raised net proceeds of $25,100,000 million through the sale of 3,000,000 shares of our common stock at $9.00 per share.

          In December 2000, we borrowed approximately $1,000,000 from the Virginia Small Business Financing Authority and $250,000 from the City of Newport News, Virginia, Redevelopment and Housing Authority, which were fully repaid as of December 31, 2001.

          Our cash requirements will vary depending upon a number of factors, many of which are beyond our control. These factors include the demand for our products, the efforts and success of our licensees and joint venture partners in developing and marketing products incorporating our battery technology, the development of battery markets, the level of competition that we face, our ability to develop, market and license new products and our ability to effectively manage operating expenses (See Risk Factors). We believe that the cash on hand will be sufficient to enable us to meet our anticipated cash requirements at least through 2003. However, there can be no assurance that the cash on hand at December 31, 2002 will be sufficient to meet our long-term cash requirements.

Recently Issued Accounting Standards

          In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. The Statement also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Company is required to adopt the provisions of Statement No. 143 effective January 1, 2003. The adoption of Statement No. 143 is not currently expected to have a material affect on the Company's financial position, results of operations or cash flows upon adoption.

          In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002 and thus will become effective for the Company on January 1, 2003. The Company will continue to apply the provisions of EITF Issue 94-3 to any exit activities that have been initiated under an exit plan that met the criteria of EITF Issue 94-3 before the adoption of Statement No. 146. The adoption of Statement No. 146 is not currently expected to have a material affect on the Company's financial position, results of operations or cash flows upon adoption.

          In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Should the Company elect to transition to fair value recognition of stock-based employee compensation, not all of the alternatives outlined in Statement No. 148 will be available after December 31, 2002. The Company has included the disclosure requirements of SFAS No. 148 in its consolidated financial statements and is currently evaluating the impact of adopting fair value recognition and transition alternatives.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires the guarantor to recognize a liability for the contingent and non-contingent component of a guarantee; which means (a) the guarantor has undertaken an obligation to stand ready to perform in the event that specified triggering events or conditions occur and (b) the guarantor has undertaken a contingent obligation to make future payments if such triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The Company is required to recognize the liability even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Interpretation No. 45 also requires additional disclosures related to guarantees that have certain specified characteristics. The Company was required to adopt, and has adopted the disclosure provisions of Interpretation No. 45 in its financial statements as of and for the year ended December 31, 2002.

Additionally, the recognition and measurement provisions of Interpretation No. 45 are effective for all guarantees entered into or modified after December 31, 2002. The Company is currently evaluating the effect of the recognition and measurement provisions of this Interpretation.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates all contractual commitments and commercial obligations that affect the Company's financial condition and liquidity position as of December 31, 2002:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term Debt	--	--	--	--	--
Operating Leases	$63,917	$29,500	$34,417	--	--
Total Contractual Cash Obligations	$63,917	$29,500	$34,417	--	--

The Company entered into a lease effective April 1, 2002 for 4,000 square feet of office space in Hingham, Massachusetts, for our corporate headquarters. The lease term is for three years, with a fixed annual rent of $29,500.

Off Balance Sheet Arrangements

          We have no off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others which are reasonably likely to have a material current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

          We held no derivative instruments as of December 31, 2002. We are exposed to market fluctuations in foreign currency exchange and repatriation, interest rates and commodity pricing. The nature of each is as follows:

Foreign Currency Exchange and Repatriation

          We currently have international operations in the PRC through our subsidiary. The currency of exchange is U.S. dollars for all current international transactions, except for transactions of the Chinese operation. Although the PRC controls the rate of exchange for the Renminbi, a devaluation or free market valuation could impair the Chinese operation's ability to make payments to us. Additionally, for the foreseeable future, we expect to continue to reinvest in the PRC all monies earned as net income of the subsidiary. The PRC may restrict the payments under our agreement whereby we acquired the minority interest in the Chinese operation. As a result, we might not be able to receive distributions from the Chinese subsidiary in the future even if they are needed to meet obligations of our business or would be better employed in uses of our business outside of the PRC.

Interest Rates

          We have invested and expect to invest excess funds in money market accounts in U.S. and PRC financial institutions. Based upon the cash and cash equivalents balance at December 31, 2002, an increase or decrease of interest rates of 100 basis points would have an effect on the Company's results of operations and cash flows of approximately $104,000.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          The following table sets forth information with respect to our executive officers, directors and certain key employees:

Executive Officers, Directors and Other Key Employees

Directors and Officers

NAME	AGE	POSITION

Garry A. Prime	59	President, Chief Executive Officer, and Director
Daniel J. McCarthy	49	Chief Operating Officer
Anthony P. Kiernan	54	Chief Financial Officer, Treasurer and Secretary
James D. Gerson	59	Chairman
Warren D. Bagatelle	64	Director
Chao Ming Huang	46	Director
John H. Gutfreund	73	Director
William A. Lawson	69	Director

Garry A. Prime has been our President, Chief Executive Officer and Director since July 2001. He also is a director of the wholly owned foreign enterprise in the PRC. Since 1986, Mr. Prime has been president of Sontek Industries, Inc., a private operating and investment company. He has led several successful turnarounds of both public and private companies over the past 25 years. Mr. Prime is also a director of Oxygen S.p.A. Oxygen is marketing light electric vehicles such as motor scooters and bicycles in Europe and the U.S.

Daniel J. McCarthy has been Chief Operating Officer since joining the Company in September 2002. Mr. McCarthy had served as COO of Conceptronic, Inc, a publicly traded manufacturer of capital equipment for the electronics industry from 1993 to 2000. Prior to that, he was the COO of Eldim, Inc., a manufacturer of specialty materials.

Anthony P. Kiernan has been our Chief Financial Officer, Treasurer and Secretary since December 2001. He also is a director of the foreign enterprise. Prior to joining Evercel, he had been the Chief Financial Officer of Sunblush Technologies (USA) since 1998. Prior to joining Sunblush, he was Controller and Assistant Treasurer of Haemonetics Corporation from 1987-1998.

James D. Gerson has been our Chairman since July 2001. He has been a director of Evercel since September 1998. Mr. Gerson also serves as chairman of the Board of Directors of the foreign enterprise. He has been a Vice President of Fahnestock & Co., Inc., a financial services company, since March 1993. Mr. Gerson also serves as a director of FuelCell Energy, Inc., Ag Services of America, Inc., a company financing farm inputs, and American Power Conversion Corp., a company producing power protection and related products. Mr. Gerson is also a director of Oxygen S.p.A. and chairman of Sontek Industries.

Warren D. Bagatelle has been a director since September 1998. He has been a Managing Director of Loeb Partners Corporation, a financial services company, and a general partner of Loeb Investors Co LXXV, an affiliate of Loeb Partners Corporation, an investment company, since 1988. Mr. Bagatelle is a director of FuelCell Energy, Inc.

Dr. Chao Ming Huang has been a Director since August 2001 and a Vice President of Far East Operations since July 1999. He is also a director of the foreign enterprise and has been the General Manager since January 1999. Prior to joining Evercel, He held various positions, including Director for Advanced Materials Research at FuelCell Energy, Inc. He received a Ph. D. in Mechanical Engineering from the University of Wyoming.

John H. Gutfreund has been a director since January 2000. He is Senior Managing Director of C. E. Unterberg Towbin. He is the former Chairman and Chief Executive Officer of Salomon Brothers Inc. and former Vice Chairman of the New York Stock Exchange. He is President of Gutfreund & Company, Inc., an investment banking and consulting firm. He is also a director of AccuWeather, Inc., an internet weather forecasting service, Nutrition 21, Inc., a manufacturer of nutrition products; Ascent Assurance, Inc., an insurance holding company; Maxicare Health Plans, Inc., a managed health care company; LCA-Vision, Inc., a provider of services to outpatient eye surgery facilities; LongChamp Core Plus Fund and Universal Bond Fund.

William A. Lawson has been a director since September 1998. He has been President of W.A. Lawson Associates, an industrial and financial consulting firm, since 1987. Mr. Lawson is a director of FuelCell Energy, Inc.

Classification of the Board and Board Committees

          The terms of Messrs. Gerson and Gutfreund will expire in 2005, Messrs. Bagatelle and Prime will expire in 2004, and Messrs. Huang and Lawson's terms will expire in 2003.

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

Director Compensation

          The annual compensation paid each non-employee director consists of a retainer of $10,000. The Chairman and each committee chair are paid an extra $4,000 and $2,000, respectively. We reimburse each non-employee director for out-of-pocket expenses incurred in connection with attending board meetings.

          Messrs. Gutfreund and Huang were granted options to buy 20,000 and 30,000 shares respectively, at the time they joined the Board of Directors. It is the Company's intention to grant future Board Members options to buy shares when they join the Board.

Item 11. EXECUTIVE COMPENSATION

          The table below sets forth information concerning the compensation we paid to our chief executive officer and the other former and current executive officers whose salary and bonus exceeded $100,000 in 2002.

Summary Compensation Table
Long-Term Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)
Garry A. Prime(1) President and Chief Executive Officer	2002 2001	$ 134,615 $ 69,231	$ - -	- 100,000	$ - -

(1)Mr. Prime joined the Company as President and Chief Executive Officer on July 18, 2001.

2001 Year-End Option Values

          The following table contains information about the aggregate value of the unexercised options for our common stock that were held at the end of 2002 by the executive officers named in the Summary Compensation Table above. These officers exercised no options in 2002 and 2001.

	Number of Securities Underlying Unexercised Options at 12/31/02		Value of Unexercised In-the-Money Options at 12/31/02

Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Garry A. Prime	100,000	0	0	0

Stock Option Plan

          Our Board of Directors has adopted the 1998 Stock Option Plan. The Plan provides for the issuance of options to purchase up to 1,300,000 shares of common stock, of which 650,000 were added to the plan by the Board of Directors in July 2000. Grants of 1,192,764 options have been issued to our officers, key employees and directors, of which options to purchase 191,999 shares have been exercised. Grants totaling 464,266 options were added back to the plan as a result of grantee terminations. Under the terms of the Plan, the Board of Directors is authorized to grant incentive stock options and nonqualified options and stock appreciation rights to our officers and key employees and may grant nonqualified options and stock appreciation rights to members of the Board of Directors and consultants.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2002, by:

  each stockholder known by us to beneficially own more than 5% of our outstanding common stock;
  each of our executive officers;
  each of our directors; and
  all directors and executive officers as a group.

          A person has beneficial ownership of shares if the individual has the power to vote or dispose of shares. This power can be exclusive or shared, direct or indirect. In addition, a person beneficially owns shares underlying options or warrants that are presently exercisable or will become exercisable within 60 days of December 31, 2002, and shares to be acquired upon conversion of our preferred stock. These shares are considered to be outstanding for the purpose of calculating the percentage of outstanding shares of our common stock owned by a particular stockholder but are not considered to be outstanding for the purpose of calculating the ownership percentage of any other person. Applicable percentage ownership in the following table is based on 10,422,156 shares of common stock outstanding as of December 31, 2002. Except as otherwise noted, to our knowledge, the stockholders named in the table have sole voting and investment power for all shares shown as beneficially owned by them.

Name	Number of Shares	Percentage of Shares
Warren D. Bagatelle(1) c/o Loeb Partners 61 Broadway New York, NY 10006	717,372	6.9%
James D. Gerson(2) (3) c/o Fahnestock and Co. 780 3rd Avenue New York, NY 10017	696,956	6.7%
Loeb Investors Co. LXXV(1) 61 Broadway New York, NY 10006	528,216	5.1%
Garry A. Prime(3)	154,645	1.5%
William A. Lawson	54,220	*
Chao Ming Huang(4)	85,000	*
John H. Gutfreund(5)	30,190	*
Anthony Kiernan(6)	41,100	*
Daniel J. McCarthy	--	--
U.S. Trust Company of New York 114 West 47th Street New York, NY	714,200	6.9%
All directors and executive officers as a group (8 Persons)	1,744,839	16.7%

*   Less than one percent.
(1)

Mr. Bagatelle, by virtue of being a general partner of Loeb Investors Co. LXXV, may be deemed to beneficially own the shares of Loeb Investors Co. LXXV. Mr. Bagatelle is a member of a group, as that term is used in Section 13(d) of the Exchange Act, which group, in the aggregate, owns 528,216 shares of common stock. In addition, Mr. Bagatelle beneficially owns 3,000 shares which may be issued upon exercise of options.

(2)

Mr. Gerson's shareholdings include 72,913 shares held by his wife as custodian for two children (of which 24,380 shares are issuable upon conversion of Series A Preferred Stock and exercise of related warrants). Includes 24,380 shares which are issuable upon conversion of Series A Preferred Stock and exercise of related warrants which are included in an estate of which Mr. Gerson is the executor. Also includes 21,064 shares held by a private foundation, of which Mr. Gerson is President and a Director. Mr. Gerson disclaims beneficial ownership of the securities held by his wife, by the estate and by the private foundation. Mr. Gerson's other holdings also include 100,520 shares issuable upon conversion of Series A Preferred Stock and exercise of related warrants and 3,000 shares, which may be issued upon exercise of options.

(3)

Includes 100,000 shares which may be acquired upon exercise of options and 34,645 shares (of which 8,000 are issuable upon exercise of warrants) owned by a company of which he is an officer and a director, this being the same company of which Mr. Gerson is chairman.

(4)	Includes 80,000 shares, which may be acquired upon exercise of options.
(5)	Represents 12,190 shares, which may be issued upon conversion of Series A Preferred Stock and related warrants, and 18,000 shares, which may be issued upon exercise of options.
(6)	Mr. Kiernan's shareholdings include 40,000 shares, which may be acquired upon exercise of options.

Summary of Equity Compensation Plans
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options available for future issuance

Equity compensation plans approved by security holders	536,499	$5.02	571,502
Equity compensation plans not approved by security holders	0	_	0
Total	536,499	$5.02	571,502

          Dr. Chao Ming Huang is entitled to receive 100,000 options upon the acquisition, by the Company, of the minority interest in the joint venture and 100,000 options upon the acquisition of an operating company in China. These options are not reflected in the above table.

The minority interest in the joint venture was acquired in January, 2003 and accordingly Dr. Huang was granted 100,000 options.

Item 13. RELATED PARTY TRANSACTIONS

          We have invested $155,000 in the equity of Oxygen S.p.A. and we hold 11.5% of its issued capital. In December 2000, we entered into a two year agreement in which Oxygen agreed to promote and incorporate into its manufacturing process our rechargeable nickel-zinc batteries in exchange for the exclusive rights to our technology for light vehicle applications in Europe. The agreement expired at the end of 2002 and has not been renewed. We recorded sales to Oxygen of $31,000 and $161,000 for batteries and chargers in 2002 and 2001 respectively. In addition, we billed Oxygen for $9,000 for services in 2002 and reimbursed Oxygen $66,000 for marketing expenses incurred on our behalf in 2001. The agreement with Oxygen was negotiated prior to Mr. Prime joining Evercel. Unaffiliated members of the Board of Directors must approve any future agreements with Oxygen. James Gerson, our Chairman, and Garry Prime, our CEO and director, are directors of Oxygen.

          We have a 24.5% equity interest valued at $168,000 in Everplore, Inc. (formally Xiamen Three Circles ERC Technology Co., Ltd.) (the "Tech JV") a joint venture whose purpose is to enhance cooperation between China and the United States in the field of energy and other new advanced technology fields. Dr. Chao Ming Huang, an employee of the Company and a director of the Joint Venture, has a 50.5% equity interest in the Tech JV.

Item 14. CONTROLS AND PROCEDURES

          The Company's Chief Executive Officer and Chief Financial Officer (who are its principal executive officer and principal financial officer, respectively) have within 90 days prior to the filing date of the Annual Report on Form 10-K (the "Evaluation Date"), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)). Based upon such evaluation the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and that such information is accumulated and communicated to the Company's management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure.

          The Company's Chief Executive Officer and Chief Financial Officer have determined that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K
(A) (1)	FINANCIAL STATEMENTS

Independent Auditors' Report of KPMG LLP (See page F-2, hereof.)

Consolidated Balance Sheets - December 31, 2002 and 2001 (See page F-3 hereof.)

Consolidated Statements of Operations for the Years ended December 31, 2002, 2001 and 2000 (See page F-4 hereof.)

Consolidated Statements of Changes in Shareholders' Equity for the Years ended December 31, 2002, 2001 and 2000. (See page F-5 hereof.)

Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001 and 2000. (See page F-6 hereof.)

Notes to Consolidated Financial Statements (See pages F-7 thru F-21, hereof.)

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

Independent Auditors' Report

The Board of Directors and Shareholders
Evercel, Inc.:

We have audited the accompanying consolidated balance sheets of Evercel, Inc. and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evercel, Inc. and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
KPMG LLP

March 17, 2003
Providence, Rhode Island

EVERCEL, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)

ASSETS	December 31, 2002	December 31, 2001

Current assets:
Cash and cash equivalents	$ 10,377	$ 16,199
Accounts receivable, net	172	66
Inventories, net	728	101
Prepaid expenses and other current assets	520	387

Total current assets	11,797	16,753

Property, plant and equipment, net	1,312	1,374
Other assets, net	2,977	3,328

TOTAL ASSETS	$ 16,086	$ 21,455

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 142	$ 274
Accrued salaries and benefits	50	421
Accrued liabilities	420	2,500

Total current liabilities	612	3,195

Other non-current liabilities	44	40
Minority interest	5,005	5,369

Shareholders' equity:
Preferred stock ($0.01 par value); 1,000,000 shares authorized: 210,029 and 194,035 issued and outstanding at December 31, 2002 and 2001, respectively (with cumulative dividends at 8%).	2	2
Common stock ($0.01 par value); 30,000,000 shares authorized: 10,422,156 and 10,377,375 issued and outstanding at December 31, 2002 and 2001 respectively.	104	104
Additional paid-in-capital	58,225	58,179
Accumulated deficit	(47,906)	(45,434)

Total shareholders' equity	10,425	12,851

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 16,086	$ 21,455

The accompanying notes are an integral part of the consolidated financial statements

EVERCEL, INC. AND SUBSIDIARY

Consolidated Statements of Operations
Years ended December 31, 2002, 2001 and 2000,
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31, 2002		Year Ended December 31, 2001		Year Ended December 31, 2000

Revenues	$ 281		$ 730		$ 200

Costs and expenses
Cost of revenues	605		6,472		627
Administrative and selling expenses	2,506		6,402		7,361
Research and development	208		1,677		4,623
Impairment & other charges associated with shutdown of Virginia operations	-		15,003		-

Total operating costs and expenses	3,319		29,554		12,611

Loss from operations	(3,038)		(28,824)		(12,411)

Interest income, net	202		819		609
License fee income	-		-		572
Equity in net loss of affiliate	-		-		(165)
Minority interest in loss (income) of subsidiary	364		(123)		(47)

Loss before income tax expense	(2,472)		(28,128)		(11,442)

Income tax expense	-		-		88

Net loss	$ (2,472)		$ (28,128)		$ (11,530)

Preferred stock dividends	(400)		(380)		(503)

Net loss -- common shareholders	$ (2,872)		$ (28,508)		$ (12,033)

Basic and diluted loss per share	$ (0.28)		$ (2.82)		$ (1.80)

Basic and diluted shares outstanding	10,403,000	(a)	10,126,000	(a)	6,679,000	(a)

          (a) Due to losses we have incurred, dilutive instruments, consisting of shares of Series A Preferred Stock, options and warrants, have been excluded from diluted shares. At December 31, 2002, 2001 and 2000, there were 210,029, 194,035 and 196,500, respectively, shares of Series A Preferred Stock convertible into 763,718, 705,560 and 714,523, respectively, shares of common stock, related warrants exercisable for 549,200, 549,200 and 549,200, respectively, shares of common stock and options exercisable for 456,499, 173,833 and 676,499, respectively, shares of common stock.

The accompanying notes are an integral part of the consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity
Years ended December 31, 2002, 2001 and 2000,
(Dollars in thousands except share amounts)

	Common Stock		Preferred Stock		Additional paid-in capital	Accumulated deficit	Note receivable from shareholder	Total shareholders' equity

	Shares	Amount	Shares	Amount

Balance at December 31, 1999	5,722,090	$ 57	264,000	$ 3	$ 14,084	$ (5,776)	$ (300)	$ 8,068

Net loss	-	-	-	-	-	(11,530)	-	(11,530)
Common stock issued	1,391,080	14	-	-	15,924	-	-	15,938
Conversion of preferred stock	245,448	3	(67,500)	(1)	(2)	-	-	0
Stock options exercised	25,334	0	-	-	112	-		112
Warrants exercised	48,000	0			380			380
Preferred stock dividends	-	-	-	-	(503)	-	-	(503)
Recognized warrant expense	-	-	-	-	46	-	-	46
Accelerated vesting of stock options	-	-	-	-	350	-	-	350
Contribution from FuelCell	-	-	-	-	3,253	-	-	3,253

Balance at December 31, 2000	7,431,952	$ 74	196,500	$ 2	$ 33,644	$ (17,306)	$ (300)	$ 16,114

Net loss	-	-	-	-	-	(28,128)	-	(28,128)
Common stock issued	3,000,000	30	-	-	25,076	-	-	25,106
Conversion of preferred stock	36,363	0	(10,000)	0	0	-	-	0
Shares exchanged for shareholder note	(100,000)	0	-	-	(300)		300	0
Preferred stock dividends	-	-	-	-	(380)	-	-	(380)
Preferred stock issued	-	-	7,535	0	188	-	-	188
Other	9,060	-	-	-	(49)	-	-	(49)

Balance at December 31, 2001	10,377,375	$ 104	194,035	$ 2	$ 58,179	$ (45,434)	$ 0	$ 12,851

Net loss	-	-	-	-	-	(2,472)	-	(2,472)
Common stock issued	44,781	-	-	-	46	-	-	46
Preferred stock dividends	-	-	15,994	-	-	-	-	-

Balance at December 31, 2002	10,422,156	$ 104	210,029	$ 2	$ 58,225	$ (47,906)	$ 0	$ 10,425

The accompanying notes are an integral part of the consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000,
(Dollars in thousands)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2002	2001	2000

Cash flows from operating activities:
Net loss	$ (2,472)	$ (28,128)	$ (11,530)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	582	1,183	410
Recognized warrant expense	-	-	46
Recognized accelerated vesting of stock options	-	-	350
Equity in net loss of affiliate	-	-	165
Impairment & other charges associated with shutdown of Virginia operation	-	15,003	-
(Increase) decrease in operating assets:
Accounts receivable	(106)	(62)	236
Inventories	(627)	(2,549)	(1,461)
Other current assets	(133)	255	(409)
Increase (decrease) in operating liabilities:
Accounts payable	(132)	(1,245)	959
Accrued liabilities	(2,451)	(1,972)	1,745
Other	(151)	(358)	(566)

Net cash used in operating activities	(5,490)	(17,873)	(10,055)

Cash flows from investing activities:
Capital expenditures	(353)	(1,438)	(5,420)
Investment in subsidiary	-	-	(155)
Cash contributed to Xiamen JV	-	-	(2,500)

Net cash used in investing activities	(353)	(1,438)	(8,075)

Cash flows from financing activities:
Proceeds from common stock issued, net	21	25,106	16,430
Preferred stock dividends paid	-	(299)	(418)
Loan proceeds	-	-	1,250
Loan repayments	-	(1,366)	-
Lease repayments	-	(126)	-
Proceeds from notes payable for equipment	-	-	116
Contribution from FuelCell			6,830

Net cash provided by financing activities	21	23,315	24,208

Net (decrease) increase in cash and cash equivalents	(5,822)	4,004	6,078
Cash and cash equivalents - beginning of year	16,199	12,195	6,117

Cash and cash equivalents - end of year	$ 10,377	$ 16,199	$ 12,195

Supplemental schedule of non-cash financing activity:

Issuance of common stock	25	-	-

The accompanying notes are an integral part of the consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2002, 2001, 2000

(1)   Summary of Significant Accounting Policies

Nature of Business

The Company is engaged in the design and manufacture of innovative, patented nickel-zinc rechargeable batteries. The nickel-zinc battery has commercial applications in markets requiring long cycle life, light weight and relative cost efficiency. The Company manufactures batteries at its subsidiary (wholly owned as of January 5, 2003), the Xiamen Three Circles-ERC Battery Corp., Ltd. in the People's Republic of China (PRC).

The Company believes its battery technology has applications in the small electric vehicle market such as scooters; neighborhood electric vehicles, golf carts; wheelchairs and electric bicycles; also bass fishing boats, medical devices and yard tools, including lawn mowers and trimmers.

Joint Ventures

In July 1998, Xiamen Three Circles ERC Battery Co. Ltd., a joint venture, was established with the Three Circles Battery Co., a government-owned manufacturing company located in Xiamen, PRC (the "Joint Venture"). The mission of the joint venture in the PRC is the continued development, manufacture and sale of nickel-zinc batteries based on the company's technology. The Company received a 50.5% ownership interest in the Joint Venture and Xiamen Three Circles received a 49.5% ownership interest.

On January 5, 2003, the 49.5% minority interest in the Company's joint venture was acquired from the Xiamen Three Circles Battery Co. by Xiamen Three Circles ERC Battery Co. Ltd. The Xiamen Three Circles ERC Battery Co., Ltd. has been restructured as Xiamen Evercel Battery Co., a wholly owned foreign enterprise (See Note 17).

The Company has a 24.5% equity interest in Everplore, Inc. (formally Xiamen Three Circles ERC Technology Co., Ltd.) (the "Tech JV") a joint venture whose purpose is to enhance cooperation between China and the United States in the field of energy and other new advanced technology fields. The Tech JV has had limited activity and is not significant to the financial statements and has been accounted for using the equity method of accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the accounts of its subsidiary -- the Joint Venture, consolidated subsequent to December 1, 2000. Prior to that date, the Xiamen Three Circles-ERC Battery Corp., Ltd. subsidiary was accounted for under the equity method.

Revenue Recognition

Revenue on product sales is recognized at the time of shipment as title passes to the Company's customers in accordance with its FOB shipping sales terms. The Company records, as a reduction to sales, an estimate for product returns under its warranty provisions as sales are recorded. The Company provides a warranty on its batteries for up to eighteen months from the date of sale. During 2002, the Company's warranty reserve included in accrued liabilities had the following activity (in thousands):

Accrued warranty reserve at January 1, 2002	$ 154
Charged to revenues in 2002	16
Spending against reserve in 2002	(72)

Accrued warranty reserve at December 31, 2002	$ 98

Cash and Cash Equivalents

Cash equivalents consist primarily of money market deposits with maturities of less than 90 days at the date of acquisition. Included in cash and cash equivalents at December 31, 2002 and 2001 are $6,055,000 and $7,047,000, respectively, held by the Company's subsidiary in the PRC.

Inventories

Inventories consist principally of raw materials and finished goods and are stated at the lower of cost or market. Cost is principally determined by the specific identification method.

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

Long-Lived Assets

Long-lived assets to be held and used, including fixed assets and intangibles with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest) to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Long-lived assets to be disposed of are evaluated in relation to the estimated fair value of such assets less costs to sell (See Note 15).

Intellectual Property

Intellectual properties including patents and proprietary technology are carried at cost less accumulated amortization. They are amortized over eighteen years.

Stock Option Plan

Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee's stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company applies the intrinsic value method of recognition under APB Opinion No. 25 and provides the pro forma disclosure provisions of SFAS No. 123.

The following table illustrates the effect on net loss -- common shareholders and net loss per basic and diluted share as if the Company had applied the fair value method to its stock-based compensation, which is more fully described in Note 1 as required under the disclosure provisions of SFAS No. 123:

	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000

Net loss -- common shareholders	$ (2,872)	$ (28,508)	$ (12,033)
Add: Stock based compensation included in reporting net loss -- common shareholders			350
Deduct: Stock based compensation determined under fair-value based method for all awards	(477)	(634)	(1,603)

Proforma net loss -- common shareholders	$ (3,349)	$ (29,142)	$ (13,286)

Basic and diluted loss per share:
As reported	$ (0.28)	$ (2.82)	$ (1.80)

Pro forma	$ (0.33)	$ (2.88)	$ (1.99)

Pro forma net loss -- common shareholders and basic and diluted loss per share do not reflect options granted prior to 1999. The effects of applying SFAS No 123 in this pro-forma disclosure are not necessarily indicative of future amounts.

Earnings (Loss) Per Share

Basic loss per share are based upon the weighted average common shares outstanding during the period. The Company has computed diluted loss per share without consideration to potentially dilutive instruments due to the losses incurred.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of Statement 142 effective January 1, 2002. In connection with the adoption of Statement 142, the Company evaluated the life of its intangible asset. As a result of this evaluation, the Company has determined that its intangible asset does not have an indefinite life and that the existing useful life is appropriate. This intangible asset, which is included in other assets, represents purchased technology rights with a gross value of $3,000,000 and a net book value of $2,533,000 and $2,700,000 at December 31, 2002 and 2001, respectively. Amortization expense was $167,000 for each of the years ended December 31, 2002 and 2001. This intangible asset continues to be subject to amortization, which is anticipated to be approximately $167,000 annually through December 31, 2017.

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. The Statement also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Company is required to adopt the provisions of Statement 143 effective January 1, 2003. The adoption of Statement No. 143 is not currently expected to have a material affect on the Company's financial position, results of operations or cash flows upon adoption.

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

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Should the Company elect to transition to fair value recognition of stock-based employee compensation, not all of the alternatives outlined in Statement No. 148 will be available after December 31, 2002. The Company has included the disclosure requirements of SFAS No. 148 in its consolidated financial statements and is currently evaluating the impact of adopting fair value recognition and transition alternatives.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires the guarantor to recognize a liability for the contingent and non-contingent component of a guarantee; which means (a) the guarantor has undertaken an obligation to stand ready to perform in the event that specified triggering events or conditions occur and (b) the guarantor has undertaken a contingent obligation to make future payments if such triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The Company is required to recognize the liability even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Interpretation No. 45 also requires additional disclosures related to guarantees that have certain specified characteristics. The Company was required to adopt, and has adopted the disclosure provisions of Interpretation No. 45 in its financial statements as of and for the year ended December 31, 2002.

Additionally, the recognition and measurement provisions of Interpretation No. 45 are effective for all guarantees entered into or modified after December 31, 2002. The Company is currently evaluating the effect of the recognition and measurement provisions of this Interpretation.

(2)   Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized revenues, reduced by the allowance for uncollectible amounts for balances which are estimated to be uncollectible at December 31, 2002 and 2001. Accounts receivable balances are recorded against the allowance for doubtful accounts when they are deemed uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statements of operations when received.

Accounts receivable at December 31, 2002 and 2001 consisted of the following (in thousands):

	December 31, 2002	December 31, 2001

U.S. Government	$ -	19
Commercial customers	202	339
Allowance for uncollectible amounts	(30)	(292)

Accounts receivable, net	$ 172	$ 66

(3)   Inventory

Inventories at December 31, 2002 and 2001 consisted of the following (in thousands):

	December 31, 2002	December 31, 2001

Raw Materials	$ 390	$ 157
Work in Progress	10	18
Finished Goods	479	82

Gross Inventories	879	257

Reserve for obsolescence	(151)	(156)

Inventories, net	$ 728	$ 101

(4)   Property, Plant and Equipment

Property, plant and equipment at December 31, 2002 and 2001 consisted of the following (in thousands):

	December 31, 2002	December 31, 2001	Estimated Useful Life

Machinery and equipment	$ 1,446	$ 931	3-8 Years
Furniture and fixtures	324	328	10 Years
Leasehold improvements	202	197	5 Years
Construction-in-progress	10	173

	1,982	1,629

Less, accumulated depreciation	(670)	(255)

Total property, plant and equipment	$ 1,312	$ 1,374

(5)   Other Assets

Other assets at December 31, 2001 and 2000 consisted of the following (in thousands):

	December 31, 2002	December 31, 2001
Intangibles	$ 2,533	$ 2,700
Assets held for sale	-	254
Other	444	374

	$ 2,977	$ 3,328

Intangibles consist of proprietary technology, trademarks and patents of the Company's Chinese subsidiary, which are being amortized over five to eighteen years using the straight-line method. Accumulated amortization at December 31, 2002 and 2001 was $ 473,000 and $306,000, respectively.

(6)   Commitments and Contingencies

On January 15, 1999, the Company entered into a property lease for five years. Minimum lease payments were $171,000 for the first three years (1999, 2000 and 2001) with increases to $178,000 in year four (2002) and $185,000 in year five (2003). The Company negotiated a termination of the lease as of April 30, 2002 for $200,000 (including the issuance of 18,115 shares of common stock which had a market value of $25,000 at date of issue) which was included in accrued liabilities at December 31, 2001 (See Note 15).

On March 1, 2002, the Company entered into a lease for 4,000 square feet of office space in Hingham, Massachusetts, for its corporate headquarters. The lease term is for 3 years, with a fixed annual rent of $29,500.

On August 1, 2000 the Company entered into a manufacturing facility lease for twenty years with four five-year options. Minimum lease payments, beginning November 1, 2000, were $717,000 for the first year with an escalation of 1.5% per year. The lease was terminated as of December 31, 2001 (See Note 15).

On November 1, 2001 the Company's subsidiary entered into a lease for 48,000 square feet of manufacturing space. The lease term is for 3 years at an annual rent of $68,000.

Total rent expense was $151,000, $803,000 and $175,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(7)   Long Term Debt

In December 2000, the Company borrowed $1 million from the Virginia Small Business Financing Authority (VSBFA) and $250,000 from the Newport News Redevelopment and Housing Authority (NNRHA). The VSBFA loan was at 8.75% over 5 years, and the NNRHA loan was at 4.5% over 6.5 years, with interest payments only for the first 6 months. Both loans were collateralized by specifically identified equipment. In November 2001, as a result of the manufacturing plant shutdown in Virginia, the Company repaid the outstanding amount of both loans.

(8)   Capital Leases

The Company leased certain equipment under capital leases that expired in 2002.

Depreciation applicable to assets under capital lease included in depreciation and amortization expense was $8,000, $15,000, and $17,000 for the fiscal years ended December 31, 2002, 2001, and 2000 respectively. At December 31, 2001 capital lease obligations of $12,491 were included in accrued liabilities.

(9)   Stock Option Plan

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

In conjunction with the relocation of the manufacturing facility to Virginia in 2000, and other personnel changes certain employees received severance packages, including an accelerated vesting of their non-vested stock options. As a result of this, under APB 25, the Company recorded a compensation charge of $350,000 in September 2000.

In connection with the hiring of the then Chairman of the Board, the Company, in conjunction with FuelCell Energy, Inc., agreed to issue the then Chairman of the Board one share of the Company's common stock for every 2.25 shares of FuelCell common stock which he purchases pursuant to his exercise of FuelCell options. Under this agreement, 26,666 shares were issued by the Company in 2002. The agreement with Fuel Cell Energy, Inc. requires that upon issuance of the common stock by the Company, Fuel Cell Energy, Inc. reimburses the Company in cash for the value of the shares issued. A total of 140,000 shares of common stock at an exercise price based proportionally upon the relative fair market value of FuelCell common stock and the Company's common stock remain available under this agreement.

The following table presents the assumptions utilized by the Company in determining proforma compensation cost (see note 1) and the fair value at the grant date for its stock options utilizing the Black-Scholes model in accordance with SFAS No. 123:

	Dividend rate	Risk Free Interest Rate range	Expected life	Volatility factor
Year Ended December 31, 2001	0%	5.38-5.55%	4 years	3.5
Year Ended December 31, 2000	0%	5.68-6.74%	10 years	.6607-.9800

The weighted average grant date fair value of options granted during the years ended December 31, 2001 and 2000 was $1.34 per share and $16.32 per share respectively. There were no options granted in 2002.

The following table summarizes the plan activity:

	Number of options	Range of option prices			Weighted average option price
Outstanding at December 31, 1999	460,432	3.00	-	10.00	$ 3.52

Granted	291,000	$10.00	-	$25.22	18.70
Exercised	(25,333)	3.00	-	6.25	5.17
Cancelled	(49,600)	3.00	-	25.22	18.12

Outstanding at December 31, 2000	676,499	3.00	-	25.22	$ 9.32

Granted	250,000	$0.60	-	2.45	1.34
Cancelled	(342,000)	3.00	-	25.22	11.15

Outstanding at December 31, 2001	584,499	0.60	-	25.22	$ 4.80

Cancelled	(48,000)	$0.60	-	14.25	2.30

Outstanding at December 31, 2002	536,499	0.60	-	25.22	$ 5.02

Options outstanding and exercisable at December 31, 2002 are as follows:

Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.60	to	3.00	437,499	7.43	$ 2.27	387,499	$ 2.18
6.88	to	10.00	28,000	6.96	9.11	16,000	8.83
17.50	to	20.47	51,000	6.9	18.43	43,000	18.05
		25.22	20,000	7.17	25.22	10,000	25.22

$ 0.60	to	$25.22	536,499	7.35	$ 5.02	456,499	$ 4.41

(10)  Private Placement of Equity Securities

On December 16, 1999 the Company raised $6.6 million in capital through the private placement of equity securities and a commitment from these investors for an additional $3.3 million, at Evercel's option (the "Private Placement"), for manufacturing expansion in the United States, working capital and general corporate purposes. Investors in the Private Placement received 264,000 Shares of Series A Convertible Preferred Stock at an issue price of $25 per share, with a dividend of 8 percent payable in additional Preferred Shares or in cash, which are convertible to common shares at a conversion rate of 3.63625 common shares per preferred share. The Preferred Shares are callable by the Company three years following the issue date, or at any time one year following the issue date if certain Common stock price levels are reached. Each Preferred Share also carries a five-year warrant, which is exercisable into two shares of common stock at $8.25 per Share. The warrants are callable at any time after one year following the issue date if the Company's common stock trades at $16.50 for 20 consecutive days during the warrant's five-year period. During the year ended December 31, 2001 and 2000, 10,000 and 67,500 shares of preferred stock were converted into 36,363 and 245,448 shares of common stock, respectively. In lieu of cash dividends, 15,994 shares and 7,535 shares of preferred stock were issued during the years ended December 31, 2002 and 2001 respectively to preferred shareholders.

There were no warrants converted in the years ended December 31, 2002 and 2001. During the year ended December 31, 2000, 24,000 warrants were converted into 48,000 shares of common shares, at $8.25 per share. Net proceeds, after 4% conversion fee, were $380,000.

In connection with the private placement, in the year ended December 31, 2000, the Company issued another 8,000 warrants to consultants for their services, upon which the Company recognized a warrant expense of $46,000 based upon exercise price, and fair market value at date of grant. Each warrant can be exercised for one share of common stock, at $12.50 per share, for a period not to exceed five years. None have been exercised as of December 31, 2002.

(11)  Public Offering of Securities

The Company completed a public offering of its common stock in May 2000. The public offering raised net proceeds of $15,900,000 through the sale of 1,391,080 shares of its common stock at $12.50 per share. The net proceeds were used to equip the manufacturing facility in Virginia, including an automated manufacturing line, increase the production capacity of the Company's Chinese operation, with the balance used for general corporate purposes and working capital.

On February 9, 2001, the Company completed a stock offering of 3,000,000 common shares at $9.00 per share, resulting in total net proceeds of $25,106,000.

(12)  Employee Benefits

Subsequent to October 31, 1999, the company started a defined contribution 401(K) plan ("The Safe Harbor Plan"). The plan provides for us to contribute 3% of the employees' gross W-2 earnings, to eligible employees, which is based on length of service, regardless of their contribution. For the years ended December 31, 2001 and 2000 respectively, the Company contributed $35,883 and $41,818. This plan has been terminated effective October 31, 2001.

(13)  Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

	December 31, 2002	December 31, 2001	December 31, 2000
Current:
Federal	-	-	-
State	-	-	-
Foreign	-	-	88

	-	-	88

Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	-	-

Total income tax (benefit) expense	$ -	$ -	$ 88

The reconciliation of the statutory income tax rate to the Company's effective income tax rate for the years ended December 31, 2002, 2001, and 2000 was as follows (in thousands):

	December 31, 2002	December 31, 2001	December 31, 2000

Statutory federal income tax rate	(34.0%)	(34.0%)	(34.0%)
Nondeductible expenditures	0.1%	0.2%	0.2%
Foreign taxes	-	-	0.8%
State tax, net of federal benefit	-	-	-
Federal valuation allowance	33.9%	33.8%	33.8%

Effective income tax rate	0.0%	0.0%	0.8%

The Company's deferred tax assets and liabilities consisted of the following at December 31, 2002, 2001 and 2000 (in thousands):

	December 31, 2002	December 31, 2001	December 31, 2000
Deferred tax assets:
Incentive bonuses	$ 49	$ 49	$ 247
Vacation accrual	21	35	62
Allowance for doubtful accounts	12	20	2
Inventory and other reserves	15	6	41
Asset write-down associated with closing the Virginia manufacturing facility	568	915	-
Accrual associated with closing the Virginia manufacturing facility	187	874	-
Net operating loss carryforwards	18,497	16,861	6,846

Gross deferred tax assets	19,349	18,760	7,198
Federal and state valuation allowance	(19,332)	(18,575)	(7,148)

Deferred tax assets after valuation allowance	17	185	50

Deferred liability -
Accumulated depreciation	(17)	(185)	(50)
Incentive bonuses	-	-	-
Other	-	-	-

Gross deferred tax liability	(17)	(185)	(50)

Net deferred tax assets/(liability)	$ -	$ -	$ -

The Company has a federal net operating loss carryforward of approximately $45,000,000, which will expire in 2018 through 2022. The Company also has a state net operating loss carryforward of approximately $40,000,000. Approximately $6,000,000 of the state net operating loss carryforward will expire in 2003 through 2004 and approximately $34,000,000 will expire in 2020 through 2022. Management believes it is not more likely than not that the deferred tax assets after valuation allowance will be realized and as such a full valuation allowance has been recorded.

(14)  Related Party Transactions

The Company has invested $155,000 in the equity of Oxygen S.p.A. and holds 11.5% of its issued capital. In December 2000, The Company entered into a two year agreement in which Oxygen agreed to promote and incorporate into its manufacturing process the Company's rechargeable nickel-zinc batteries in exchange for the exclusive rights to the Company's technology for light vehicle applications in Europe. The agreement expired at the end of 2002 and has not been renewed. The Company recorded sales to Oxygen of $31,000 and $161,000 for batteries and chargers in 2002 and 2001 respectively. In addition, the Company billed Oxygen for $9,000 for services in 2002 and reimbursed Oxygen $66,000 for marketing expenses incurred on the Company's behalf in 2001. These amounts are included in administrative and selling expenses in the consolidated statements of operations. James Gerson, the Company's Chairman, and Garry Prime, the Company's CEO and director, are directors of Oxygen. Unaffiliated members of the Board of Directors must approve any future agreements with Oxygen.

(15)  Closing of Virginia manufacturing facility

In September 2001 the Company announced the closing of its Newport News, Virginia manufacturing facility as a result of the decision to discontinue production in the U.S. and to fully source production from the Chinese facility. A net charge of $15,003,000 for costs associated with the closing of the facility was recorded as follows (in thousands):

Net Charge
Non-cash charge
Write-down of fixed assets	$ 7,403
Write-off of inventories	4,700
Cash charge
Estimated lease obligations and settlements	2,700
Severance and other personnel costs	200

$15,003

Pursuant to the announcement, the Company ceased all production at the Virginia facility. The Company recorded a $7,503,000 asset write-down in the third quarter to adjust the production related property and equipment at its Virginia and Danbury, CT. facilities to their estimated realizable value less selling costs. A majority of these assets were sold in the fourth quarter. At December 31, 2001 the Company recorded a $100,000 adjustment to increase the value of the remaining unsold assets to the revised estimate of their net realizable value of $254,000. These assets were included in Other Assets on the consolidated balance sheet at December 31, 2001. The assets have been sold or disposed of in 2002.

The U.S. inventory was considered to have minimal, if any, value. A charge of $4,700,000 was recorded at September 30, 2001 to write off all domestic inventory.

The Company accrued $2,700,000 as of September 30, 2001 related to costs associated with the cancellation and settlement of the lease on the Newport News, Virginia facility as well as other contractual settlements. At December 31, 2002 and 2001, $178,000 and $518,000, respectively remain in accrued liabilities for the estimated remaining obligations.

Additionally, the Company accrued $200,000 in severance and other personnel costs related to the termination of employees. All but $16,000 was paid in the fourth quarter of 2001. The balance was paid in 2002.

(16)  Disclosure about the Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses

The carrying amounts approximate fair value because of the short-term maturity of these instruments.

(17)  Subsequent Event

On January 5, 2003, the 49.5% minority interest in the Company's joint venture was acquired from the Xiamen Three Circles Battery Co. by Xiamen Three Circles ERC Battery Co. Ltd. Under the terms of the agreement the Xiamen Three Circles Battery Co. received $3,000,000 in cash and a non-interest bearing note for $2,475,000. Note payments of $990,000, $742,500 and $742,500 are due on or before December 31, 2004, 2005 and 2006 respectively. The note has been guaranteed by the Company. The Xiamen Three Circles ERC Battery Co., Ltd. has been restructured as Xiamen Evercel Battery Co., a wholly owned foreign enterprise.

(18)  Quarterly Data (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and December 31, 2001 (in thousands, except per share data):

	Year ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$ 152	$ 19	$ 81	$ 29

Cost of revenues	148	102	160	195

Net loss	(542)	(596)	(566)	(768)

Net loss -- common shareholders	(637)	(691)	(661)	(883)

Basic and diluted loss per share	$ (0.06)	$ (0.06)	$ (0.06)	$ (0.09)

	Year ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$ 600	$ 88	$ 29	$ 13

Cost of revenues(a)	2,681	2,791	630	370

Net loss	(4,337)	(5,141)	(18,025)	(625)

Net loss -- common shareholders	(4,434)	(5,236)	(18,118)	(720)

Basic and diluted loss per share	$ (0.48)	$ (0.50)	$ (1.73)	$ (0.07)

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

Date:  March 31, 2003

EVERCEL, INC.
(Registrant)

By: /s/ Garry A. Prime
Name:	Garry A. Prime
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, the following persons in the capacities and on the dates indicated have signed this report.

/s/ Garry A. Prime

Name:	Garry A. Prime	Date: March 31, 2003
Title:	President, Chief Executive Officer and Director

/s/ Daniel McCarthy

Name:	Daniel J. McCarthy	Date: March 31, 2003
Title:	Chief Operating Officer

/s/ Anthony Kiernan

Name:	Anthony P. Kiernan	Date: March 31, 2003
Title:	Chief Financial Officer

/s/ James D. Gerson

Name:	James D. Gerson	Date: March 27, 2003
Title:	Chairman of the Board of Directors

Name:	William A. Lawson	Date:
Title:	Director

/s/ Warren D. Bagatelle

Name:	Warren D. Bagatelle	Date: March 27, 2003
Title:	Director

/s/ Chao Huang

Name:	Chao Huang	Date: March 28, 2003
Title:	Vice President of Far East Operations and Director

/s/ John Gutfreund

Name:	John H. Gutfreund	Date: March 27, 2003
Title:	Director

CERTIFICATIONS

I, Garry Prime, certify that:

1.	I have reviewed this annual report on Form 10-K of Evercel, Inc. (the "Registrant");

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

6.

The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Garry Prime

Garry Prime
Chief Executive Officer of Evercel, Inc.

Date: March 27, 2003

CERTIFICATIONS

I, Anthony Kiernan, certify that:

1.	I have reviewed this annual report on Form 10-K of Evercel, Inc. (the "Registrant");

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

6.

The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Anthony Kiernan

Anthony Kiernan
Chief Financial Officer of Evercel, Inc.

Date: March 27, 2003