Form 10-Q
period 2003-03-31
EVERCEL INC
filed 2003-05-15
CIK 1071119

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares outstanding of the Registrant's Common Stock, par value $.01 as of May 1, 2003 was 10,422,156.

EVERCEL, INC.
FORM 10-Q
INDEX

Index

EVERCEL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

ASSETS	March 31, 2003 (unaudited)	December 31, 2002

Current assets:
Cash and cash equivalents	$ 6,931	$ 10,377
Accounts receivable (net of allowances of $42 and $30 respectively)	41	172
Inventories	669	728
Other current assets	493	520

Total current assets	8,134	11,797

Property, plant and equipment, net	1,266	1,312
Other assets, net	2,817	2,977
Goodwill	467	-

TOTAL ASSETS	$ 12,684	$ 16,086

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 125	$ 142
Accrued liabilities	353	470

Total current liabilities	478	612

Other non-current liabilities	21	44
Note payable	2,471	-
Minority interest	-	5,005

Total liabilities	2,970	5,661

Shareholders' equity:

Preferred Stock ($0.01 par value); 1,000,000 shares authorized: 214,230 and 210,029 issued and outstanding at March 31, 2003 and December 31, 2002, respectively (with cumulative dividends at 8%).	2	2
Common Stock ($0.01 par value); 30,000,000 shares authorized: 10,422,156 and 10,422,156 issued and outstanding at March 31, 2003 and December 31, 2002, respectively.	104	104
Additional paid-in-capital	58,225	58,225
Accumulated other comprehensive income	1	-
Accumulated deficit	(48,618)	(47,906)

Total shareholders' equity	9,714	10,425

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 12,684	$ 16,086

See notes to condensed consolidated financial statements.

Index

EVERCEL, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three Months Ended
	March 31, 2003	March 31, 2002

Revenues	$ 89	$ 152
Cost and expenses:
Cost of revenues	204	148
Administrative and selling expenses	598	626
Research and development	12	81

Total operating costs and expenses	814	855

Loss from operations	(725)	(703)

Interest income, net	20	44
Other income (expense), net	(7)	34
Minority interest	-	83

Loss before income taxes	(712)	(542)

Income tax expense	-	-

Net loss	(712)	(542)

Preferred stock dividends	(105)	(95)

Net loss -- common shareholders	$ (817)	$ (637)

Basic and diluted loss per share	$ (.08)	$ (.06)

Basic and diluted shares outstanding	10,422	10,391

See notes to condensed consolidated financial statements.

Index

EVERCEL, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net loss	$ (712)	$ (542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117	117
Minority interest	-	(83)
(Increase) decrease in operating assets:
Accounts receivable	131	(227)
Inventories	59	(57)
Other current assets	27	(371)
Increase (decrease) in operating liabilities:
Accounts payable	(17)	45
Accrued liabilities	(117)	(1,510)
Other long term assets and liabilities	95	169

Net cash used in operating activities	(417)	(2,459)

Cash flows from investing activities:
Capital expenditures	(29)	(204)
Acquisition of minority interest in joint venture	(3,000)	-

Net cash used in investing activities	(3,029)	(204)

Cash flows from financing activities:
Net proceeds from common stock issued	-	11

Net cash provided by financing activities	-	11

Net increase (decrease) in cash and cash equivalents	(3,446)	(2,652)
Cash and cash equivalents - beginning of period	10,377	16,199

Cash and cash equivalents - end of period	$ 6,931	$ 13,547

Cash paid during the period for:
Income taxes	$ -	$ -

Interest paid	$ -	$ -

Supplemental schedule of non-cash investing activity:
Note issued for acquisition of minority interest in joint venture	($ 2,471)	-

Supplemental schedule of non-cash financing activity:
Note payable for acquisition of minority interest in joint venture	$ 2,471	-

See notes to condensed consolidated financial statements.

Index

EVERCEL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying financial statements represent our financial position as of March 31, 2003 and December 31, 2002 and results of operations and cash flows for the three months ended March 31, 2003 and 2002.

Comparative amounts for the three months ended March 31, 2003 and March 31, 2002 are unaudited. In the opinion of management, the information presented in the unaudited three month statements reflect all adjustments necessary for a fair presentation of our results of operations for those periods.

Management has made a number of estimates and assumptions relating to the assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. The unaudited Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003. The results of operations and financial position, including working capital, for interim periods are not necessarily indicative of those to be expected for a full year.

(2) Summary of Significant Accounting Policies

Nature of Business

The Company is engaged in the design and manufacture of innovative, patented nickel-zinc rechargeable batteries. The nickel-zinc battery has commercial applications in markets requiring long cycle life, light weight and relative cost efficiency. The Company manufactures batteries at its subsidiary (wholly owned as of January 5, 2003), the EVERCEL (Xiamen) Co., Ltd., in the People's Republic of China (PRC).

The Company believes its battery technology has applications in the small electric vehicle market such as scooters; neighborhood electric vehicles, golf carts; wheelchairs and electric bicycles; also bass fishing boats, medical devices and yard tools, including lawn mowers and trimmers.

New Accounting Pronouncements

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred. The Statement also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset. The liability is then increased at the end of each period to reflect the passage of time and changes in the initial fair value measurement. The Company adopted the provisions of Statement 143 effective January 1, 2003 and such adoption had no effect on its financial statements.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of Statement 146 had no affect on the Company's financial position, results of operations or cash flows.

Index

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires the guarantor to recognize a liability for the contingent and non-contingent component of a guarantee; which means (a) the guarantor has undertaken an obligation to stand ready to perform in the event that specified triggering events or conditions occur and (b) the guarantor has undertaken a contingent obligation to make future payments if such triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The Company is required to recognize the liability even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Interpretation No. 45 also requires additional disclosures related to guarantees that have certain specified characteristics. The Company was required to adopt, and has adopted the disclosure provisions of Interpretation No. 45 in its financial statements as of and for the year ended December 31, 2002. Additionally, the recognition and measurement provisions of Interpretation No. 45 are effective for all guarantees entered into or modified after December 31, 2002. The adoption of the recognition and measurement provisions of this Interpretation had no affect on the Company's financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation may have an effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disperse risks among the parties involved. The Interpretation is effective immediately for all variable interest entities created after January 31, 2003. All variable interest entities created before February 1, 2003 shall apply the provisions of this Interpretation no later than the beginning of the first interim or annual reporting period after June 15, 2003. The Company has determined that adoption of this Interpretation did not and based on the Company's current structure will not have a material effect on its financial statements and disclosure.

Principles of Consolidation

On January 5, 2003, the 49.5% minority interest in the Company's joint venture was acquired from the Xiamen Three Circles Battery Co. by Xiamen Three Circles ERC Battery Co. Ltd. Under the terms of the agreement the Xiamen Three Circles Battery Co. received $3,000,000 in cash and a non-interest bearing note for $2,471,000. Note payments of approximately $988,000, $741,000 and $741,000 are due on or before December 31, 2004, 2005 and 2006 respectively. The note has been guaranteed by the Company. The Xiamen Three Circles ERC Battery Co., Ltd. has been restructured as EVERCEL (Xiamen) Co., Ltd. a wholly owned foreign enterprise. In connection with this transaction, the Company recorded $467,000 in goodwill.

(3) Cash and Cash Equivalents

Included in cash and cash equivalents at March 31, 2003 and December 31, 2002 are $2,835,000 and $6,055,000 respectively, held by the Company's subsidiary in Xiamen, PRC.

(4) Stock Option Plan

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

Index

The following table illustrates the effect on net loss -- common shareholders and net loss per basic and diluted share as if the Company had applied the fair value method to its stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

Three Months Ended
	March 31, 2003	March 31, 2002

Net loss -- common shareholders	$ (817)	$ (637)
Add: Stock based compensation included in reporting net loss -- common shareholders	-	-
Deduct: Stock based compensation determined under fair-value based method for all awards	(359)	(359)
Proforma net loss -- common shareholders	$ (1,176)	$ (996)
Basic and diluted loss per share:
As reported	$ (0.08)	$ (0.06)
Pro forma	$ (0.11)	$ (0.09)

The effects of applying SFAS No 123 in this pro-forma disclosure are not necessarily indicative of future amounts.

(5) Revenue Recognition and Warranty Reserve

Revenue on product sales is recognized at the time of shipment as title passes to the Company's customers in accordance with its FOB shipping sales terms. The Company records, as a reduction to sales, an estimate for product returns under its warranty provisions as sales are recorded. The Company provides a warranty on its batteries for up to eighteen months from the date of sale. During the three months ended March 31, 2003, the Company's warranty reserve included in accrued liabilities had the following activity:

Accrued warranty reserve at January 1, 2003	$ 98
Charged to revenues in 2003 for new warranties	3
Charged to revenues in 2003 for pre-existing warranties	-
Spending against reserve in 2003	(33)

Accrued warranty reserve at March 31, 2003	$ 68

(6) Other Comprehensive Income

The foreign currency translation adjustment is the only reconciling item between net loss and comprehensive income. For the three months ended March 31, 2003 and March 31, 2002, there were no material differences between net loss and comprehensive income.

Index

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

Overview

We develop, design and manufacture high-performance rechargeable nickel-zinc batteries at our wholly owned subsidiary in Xiamen, Peoples Republic of China (PRC). The principal markets for our batteries are the small electric vehicle market, i.e. scooters, neighborhood vehicles, wheelchairs, e-bicycles, and marine trolling motors.

Until January 2003, we owned a 50.5% interest in the subsidiary in the PRC. On January 5, 2003, the 49.5% minority interest in our joint venture was acquired from the Xiamen Three Circles Battery Co. by the joint venture and the joint venture became a wholly owned subsidiary of Evercel.

Discussion of Critical Accounting Policies

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates and assumptions. We believes that the following discussion addresses the Company's most critical accounting policy, and is that which is most important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Long-lived assets, including intangible assets

Long-lived assets to be held and used, including fixed assets and intangibles with definite lives, are reviewed by us for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we estimate the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, and changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Long-lived assets to be disposed of are evaluated in relation to the estimated fair value of such assets less costs to sell.

Additionally, goodwill is reviewed for impairment at least annually by comparing the estimated fair value of the asset with its carrying value.

Index

Results of Operations

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

We had revenues of $89,000 for the three months ended March 31, 2003 compared to $152,000 for the three months ended March 31, 2002. The revenues in the 2003 and 2002 periods were from the sale of our scooter and marine batteries. The decrease in revenue from 2002 to 2003 was due to the higher level of revenue realized in the quarter ended March 31, 2002 resulting in large part to the fulfillment of backorders resulting from the temporary unavailability of trolling motor batteries from our subsidiary in China. Cost of revenues increased $56,000 in the quarter ended March 31, 2003 versus the quarter ended March 31, 2002. Cost of revenue was favorably impacted in the quarter ended March 31, 2002 from the sale of certain lower cost inventory.

Administrative and selling expenses decreased $28,000 to $598,000 for the three months ended March 31, 2003 from $626,000 for the three months ended March 31, 2002. Research and development expenses decreased $69,000 to $12,000 for the three months ended March 31, 2003 from $81,000 for the three months ended March 31, 2002. This reduction in research and development is a result of significant new product development and introduction in 2002 that has decreased in 2003.

Net interest income of $20,000 for the three months ended March 31, 2003 decreased from $44,000 for three months ended March 31, 2002, primarily as a result of the reduced cash balance of the company.

Liquidity and Capital Resources

At March 31, 2003 we had working capital of $7,656,000, including cash and cash equivalents of $6,931,000, compared to working capital of $11,185,000, including cash and cash equivalents of $10,377,000 at December 31, 2002. Included in cash and cash equivalents are $2,835,000 and $6,055,000 as of March 31, 2003 and December 31, 2002 respectively, held by our subsidiary in Xiamen, PRC. The decrease in cash and cash equivalents during the three months ended March 31, 2003 was due primarily to the acquisition of the minority interest in the joint venture in the PRC.

We anticipate that our existing capital resources will be adequate to satisfy current obligations arising from existing financial requirements and agreements for the foreseeable future, as we continue to manage our cost structure and evaluate strategic alternatives.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation may have an effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disperse risks among the parties involved. The Interpretation is effective immediately for all variable interest entities created after January 31, 2003. All variable interest entities created before February 1, 2003 shall apply the provisions of this Interpretation July 1, 2003. We have determined that adoption of this Interpretation did not and based on the Company's current structure will not have a material effect on its financial statements and disclosure.

In April 2003, the FASB decided to require all companies to expense the value of employee stock options. Companies will be required to measure the cost according to the fair value of the options. The FASB also tentatively decided in principle to measure employee equity-based awards at their date of grant. The FASB plans to issue an exposure draft later this year that could become effective in 2004. Until a new Statement is issued, the provisions of APB No. 25 and SFAS No. 123 will remain in effect. We will evaluate the impact of any new Statement regarding employee equity-based awards as requirements are finalized and a new Statement is issued.

Index

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have invested and expect to invest excess funds in money market accounts in U.S. and PRC financial institutions. Based upon the cash and cash equivalents balance at March 31, 2003, an increase or decrease of interest rates of 100 basis points would have an effect on the Company's results of operations and cash flows of approximately $17,000 per quarter.

Item 4:	CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (who are its principal executive officer and principal financial officer, respectively) have within 90 days prior to the filing date of this report (the "Evaluation Date"), evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)). Based upon such evaluation the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are generally effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure.

The Company's Chief Executive Officer and Chief Financial Officer have determined that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

PART II -- OTHER INFORMATION
Item 6:	EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)  REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K dated May 12, 2003 with respect to the Company's press release announcing its earnings for the quarter ended March 31, 2003.

Index

SIGNATURES

          In accordance with the requirements of the Securities Exchange of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERCEL, INC.
(Registrant)

By: /s/ Anthony P. Kiernan
	Name:	Anthony P. Kiernan
Date: May 12, 2003	Title:	Chief Financial Officer

Index

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

Date: May 12, 2003

/s/ Garry Prime
Garry Prime
Chief Executive Officer

Index

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

Date: May 12, 2003

/s/ Anthony Kiernan
Anthony Kiernan
Chief Financial Officer