Form 10-Q
period 2003-06-30
EVERCEL INC
filed 2003-08-14
CIK 1071119

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Mark One
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Yes [X] No [  ]

The number of shares outstanding of the Registrant's Common Stock, par value $.01 as of  July 20, 2003 was 10,435,260.

EVERCEL, INC.
FORM 10-Q
INDEX

EVERCEL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
ASSETS	2003	2002
Current assets:
Cash and cash equivalents	$6,183	$10,377
Accounts receivable	74	172
Inventories	582	728
Other current assets	517	520

Total current assets	7,356	11,797

Property, plant and equipment, net	1,215	1,312
Other assets, net	2,776	2,977
Goodwill	342	-
TOTAL ASSETS	$11,689	$16,086

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$116	$ 142
Accrued liabilities	241	470
Total current liabilities	357	612

Other non-current liabilities	21	44
Note payable	2,361
Minority interest	-	5,005
Total liabilities	2,739	5,661

Shareholders' equity:

Preferred Stock ($0.01 par value); 1,000,000 shares authorized: 214,839 and 210,029 issued and outstanding at June 30, 2003 and December 31, 2002, respectively (with cumulative dividends at 8%).	2	2
Common Stock ($0.01 par value); 30,000,000 shares authorized: 10,435,260 and 10,422,156 issued and outstanding at June 30, 2003 and December 31, 2002, respectively.	104	104
Additional paid-in-capital	58,225	58,225
Accumulated other comprehensive income	1	-
Accumulated deficit	(49,382)	(47,906)
Total shareholders' equity	8,950	10,425
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	11,689	16,086

See condensed notes to consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2003	2002

Revenues	$ 59	$ 19
Cost and expenses:
Cost of revenues	193	102
Administrative and selling expenses	588	598
Research and development	45	37
Total operating costs and expenses	826	737

Loss from operations	(767)	(718)

Interest income, net	5	67
Other income (expense), net	(2)	3
Minority interest	-	52

Loss before income taxes	(764)	(596)

Income tax expense (benefit)	-	-

Net loss	(764)	(596)

Preferred stock dividends	(105)	(95)

Net loss - common shareholders	$ (869)	$ (691)

Basic and diluted loss per share	$ (.08)	$ (.06)

Basic and diluted shares outstanding	10,435	10,404

See condensed notes to consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2003	2002

Revenues	$ 148	$ 171
Cost and expenses:
Cost of revenues	397	250
Administrative and selling expenses	1,186	1,224
Research and development	57	118
Total operating costs and expenses	1,640	1,592

Loss from operations	(1,492)	(1,421)

Interest income, net	25	111
Other income (expense), net	(9)	37
Loss attributable to minority interest	-	135

Loss before income taxes	(1,476)	(1,138)

Income tax expense (benefit)	-	-

Net loss	(1,476)	(1,138)

Preferred stock dividends	(210)	(190)

Net loss - common shareholders	$ (1,686)	$ (1,328)

Basic and diluted loss per share	$ (0.16)	$ (0.12)

Basic and diluted shares outstanding	10,435	10,397

See condensed notes to consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$ (1,476)	$ (1,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247	195
Minority interest	-	(135)
(Increase) decrease in operating assets:
Accounts receivable	97	(89)
Inventories	147	(311)
Other current assets	4	(343)
Increase (decrease) in operating liabilities:
Accounts payable	(26)	34
Accrued liabilities	(230)	(2,045)
Other long term assets and liabilities	97	210
Net cash used in operating activities	(1,140)	(3,622)

Cash flows from investing activities:
Capital expenditures	(54)	(280)
Acquisition of minority interest in JV	(3,000)	-
Net cash used in investing activities	(3,054)	(280)

Cash flows from financing activities:
Net proceeds from common stock issued	-	21
Net cash provided by financing activities	-	21

Net decrease in cash and cash equivalents	(4,194)	(3,881)
Cash and cash equivalents - beginning of period	10,377	16,199
Cash and cash equivalents - end of period	$ 6,183	$ 12,318

Cash paid during the period for:
Income taxes	$ -	$ -
Interest paid	$ -	$ -

Supplemental schedule of non-cash investing activity:
Note issued for acquisition of minority interest in joint venture, net of discount	($ 2,346)	-

Supplemental schedule of non-cash financing activity:
Note payable for acquisition of minority interest in joint venture, net of discount	$ 2,346	-

See condensed notes to consolidated financial statements.

EVERCEL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying financial statements represent our financial position as of June 30, 2003 and December 31, 2002 and the results of operations and cash flows for the three and six months ended June 30, 2003 and 2002.

Comparative amounts for the three and six months ended June 30, 2003 and June 30, 2002 are unaudited.  In the opinion of management, the information presented in the unaudited three and six month statements reflect all adjustments necessary for a fair presentation of our results of operations for those periods.

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

New Accounting Pronouncements

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations.  Statement 143 requires recording the fair market value of an asset retirement obligation as a liability in the period in which a legal obligation associated with the retirement of tangible long-lived assets is incurred.  The Statement also requires recording the contra asset to the initial obligation as an increase to the carrying amount of the related long-lived asset and depreciation of that cost over the life of the asset.  The liability is then adjusted at the end of each period to reflect the passage of time and changes in the initial fair value measurement.  The Company adopted the provisions of Statement 143 effective January 1, 2003 and such adoption had no effect on its financial statements.

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

In December 2002, the FASB issued Statement No. 148, Accounting for Stock‑Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock‑Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock‑based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Statement requires that certain financial instruments that were previously classified as equity now be classified as liabilities.  The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  There is no impact on the Company's financial position or results of operations.

 In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities."  The Interpretation requires existing variable interest entities to be consolidated if those entities do not effectively disperse risks among the parties involved.  The Interpretation is effective immediately for all variable interest entities created after January 31, 2003.  All variable interest entities created before February 1, 2003 shall apply the provisions of this Interpretation no later than the beginning of the first interim or annual reporting period after June 15, 2003.  The Company has determined that adoption of this Interpretation did not and based on the Company's current structure will not have a material effect on its financial statements and disclosure.

Principles of Consolidation

On January 5, 2003, the 49.5% minority interest in the Company's joint venture was acquired from the Xiamen Three Circles Battery Co. by Xiamen Three Circles ERC Battery Co. Ltd. Under the terms of the agreement the Xiamen Three Circles Battery Co. received $3,000,000 in cash and a non-interest bearing note for $2,471,000. Note payments of approximately $988,000, $741,000 and $741,000 are due on or before December 31, 2004, 2005 and 2006, respectively. The note has been guaranteed by the Company. The Xiamen Three Circles ERC Battery Co., Ltd. has been restructured as EVERCEL (Xiamen) Co., Ltd. a wholly owned foreign enterprise.  In connection with this transaction, the Company recorded $467,000 in goodwill.

(3) Cash and Cash Equivalents

Included in cash and cash equivalents at June 30, 2003 and December 31, 2002 are $2,649,000 and $6,055,000 respectively, held by the Company's subsidiary in Xiamen, PRC.

(4) Stock Option Plan

Statement No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee's stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company applies the intrinsic value method of recognition under APB Opinion No. 25 and provides the pro forma disclosure provisions of SFAS No. 123.

The following table illustrates the effect on net loss -- common shareholders and net loss per basic and diluted share as if the Company had applied the fair value method to its stock-based compensation, as required under the disclosure provisions of Statement No. 123, as amended by SFAS No. 148:

Three months Ended
	June 30, 2003	June 30, 2002
Net loss -- common shareholders	$ (869)	$ (691)
Add: Stock based compensation included in reporting net loss -- common shareholders	-	-
Deduct: Stock based compensation determined under fair-value based method for all awards	-	-
Pro forma net loss -- common shareholders	$ (869)	$ (691)
Basic and diluted loss per share:
As reported	$ (0.08)	$ (0.06)
Pro forma	$ (0.08)	$ (0.06)

Six months Ended
	June 30, 2003	June 30, 2002
Net loss -- common shareholders	$ (1,686)	$ (1,328)
Add: Stock based compensation included in reporting net loss -- common shareholders	-	-
Deduct: Stock based compensation determined under fair-value based method for all awards	(359)	(359)
Pro forma net loss -- common shareholders	$ (2,045)	$ (1,687)
Basic and diluted loss per share:
As reported	$ (0.16)	$ (0.12)
Pro forma	$ (0.19)	$ (0.15)

 The effects of applying SFAS No 123 in this pro forma disclosure are not necessarily indicative of future amounts.

(5) Revenue Recognition and Warranty Reserve

Revenue on product sales is recognized at the time of shipment as title passes to the Company's customers in accordance with its FOB shipping sales terms. The Company records, as a reduction to sales, an estimate for product returns under its warranty provisions as sales are recorded. The Company provides a warranty on its batteries for up to eighteen months from the date of sale. During the six months ended June 30, 2003, the Company's warranty reserve included in accrued liabilities had the following activity:

Accrued warranty reserve at January 1, 2003	$ 98
Charged to revenues in 2003 for new warranties	3
Charged to revenues in 2003 for pre-existing warranties	_
Spending against reserve in 2003	(34)
Accrued warranty reserve at June 30, 2003	$ 67

(6) Other Comprehensive Income

The foreign currency translation adjustment is the only reconciling item between net loss and comprehensive income.  For the six months ended June 30, 2003 and June 30, 2002, there were no material differences between net loss and comprehensive income.

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

Results of Operations

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

We had revenues of $59,000 for the three months ended June 30, 2003 compared to $19,000 for the three months ended June 30, 2002.  The revenues in the 2003 and 2002 periods were from the sale of our scooter and marine batteries. Cost of revenues increased $91,000 in the quarter ended June 30, 2003 versus the quarter ended June 30, 2002.  The increase in the cost of revenue was consistent with the increased revenue.

Administrative and selling expenses decreased $10,000 to $588,000 for the three months ended June 30, 2003 from $598,000 for the three months ended June 30, 2002.  Research and development expenses increased $8,000 to $45,000 for the three months ended June 30, 2003 from $37,000 for the three months ended June 30, 2002.

Net interest income of $5,000 for the three months ended June 30, 2003 decreased from $67,000 for three months ended June 30, 2002, primarily as a result of the reduced cash balance of the company.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

We had revenues of $148,000 for the six months ended June 30, 2003 compared to $171,000 for the six months ended June 30, 2002, a decrease of $23,000.  The revenues in the 2003 and 2002 periods were from the sale of our scooter and marine batteries. Cost of revenues increased $147,000 in the six months ended June 30, 2003 versus the six months ended June 30, 2002.  Cost of revenue was favorably impacted in the six months ended June 30, 2002 from the sale of certain lower cost inventory.

Administrative and selling expenses decreased $38,000 to $1,186,000 for the six months ended June 30, 2003 from $1,224,000 for the six months ended June 30, 2002.  Research and development expenses decreased $61,000 to $57,000 for the six months ended June 30, 2003 from $118,000 for the six months ended June 30, 2002. This reduction in research and development is a result of significant new product development and introduction in 2002 that has decreased in 2003.

Net interest income of $25,000 for the six months ended June 30, 2003 decreased from $71,000 for six months ended June 30, 2002, primarily as a result of the reduced cash balance of the company.

Liquidity and Capital Resources

At June 30, 2003 we had working capital of $6,999,000, including cash and cash equivalents of $6,183,000, compared to working capital of $11,185,000, including cash and cash equivalents of $10,377,000 at December 31, 2002.    Included in cash and cash equivalents are $2,649,000 and $6,055,000 as of June 30, 2003 and December 31, 2002 respectively, held by our subsidiary in Xiamen, PRC.  The decrease in cash and cash equivalents during the six months ended June 30, 2003 was due primarily to the acquisition of the minority interest in the joint venture in the PRC.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have invested and expect to invest excess funds in money market accounts in U.S. and PRC financial institutions. Based upon the cash and cash equivalents balance at June 30, 2003, an increase or decrease of interest rates of 100 basis points would have an effect on the Company's results of operations and cash flows of approximately $17,000 per quarter.

Item 4: CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures by the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer (who are its principal executive officer and principal financial officer, respectively) as of the end of the period covered by this Form 10-Q, such officers have concluded that, as of such date, the Company's disclosure controls and procedures were generally effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure.

There was not any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 5: ANNUAL MEETING

             The annual meeting of Evercel, Inc. was held on June 30, 2003.  Mr. William Lawson and Dr. Chao Huang were elected to three year terms.  The vote for Mr. Lawson was 9,722,871 for and 25,958 withheld.  The vote for Dr. Huang was 9,619,509 for and 132,320 withheld.

Directors remaining on the Board who were not up for reelection this year are Mr. Warren Bagatelle, Mr. Garry Prime, Mr. James D. Gerson and Mr. John H. Gutfreund .

PART II - OTHER INFORMATION

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(A)       EXHIBITS

31.1     Certification of CEO pursuant to Section  302 of the Sarbanes-Oxley  Act of 2002

31.2     Certification of CFO pursuant to Section  302 of the Sarbanes-Oxley  Act of 2002

32.1     Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)  REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K dated August 14, 2003 with respect to the Company's press release announcing its earnings for the quarter ended June 30, 2003.

SIGNATURES

                In accordance with the requirements of the Securities Exchange of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERCEL, INC.
(Registrant)

By: /s/ Anthony P. Kiernan
Name: Anthony P. Kiernan
Date: August 14, 2003	Title: Chief Financial Officer