Form 10-Q
period 2003-09-30
EVERCEL INC
filed 2003-11-19
CIK 1071119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

                Mark One

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

5 POND PARK ROAD
HINGHAM, MASSACHUSETTS 02043
 (Address, Including Zip Code, of Registrant's Principal Executive Offices)

 (781) 741-8800
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No []

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

The number of shares outstanding of the Registrant's Common Stock, par value $.01, as of  November 10, 2003 was 10,469,344.

EVERCEL, INC.
FORM 10-Q
INDEX

EVERCEL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
ASSETS	2003	2002
Current assets:
Cash and cash equivalents	$ 5,414	$ 10,377
Accounts receivable	96	172
Inventories	689	728
Other current assets	515	520
Total current assets	6,714	11,797

Property, plant and equipment, net	1,151	1,312
Other assets, net	2,733	2,977
Goodwill	342	-

TOTAL ASSETS	$ 10,940	$ 16,086

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 139	$ 142
Accrued liabilities	173	470
Total current liabilities	312	612

Other non-current liabilities	74	44
Note payable	2,380
Minority interest	-	5,005
Total liabilities	2,766	5,661

Shareholders' equity:

Preferred Stock ($0.01 par value); 1,000,000 shares authorized: 209,573 and 210,029 issued and outstanding at September 30, 2003 and December 31, 2002, respectively (with cumulative dividends at 8%).	2	2
Common Stock ($0.01 par value); 30,000,000 shares authorized: 10,469,344 and 10,422,156 issued and outstanding at September 30, 2003 and December 31, 2002, respectively.	105	104
Additional paid-in-capital	58,224	58,225
Accumulated other comprehensive income	1	-
Accumulated deficit	(50,158)	(47,906)
Total shareholders' equity	8,174	10,425

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 10,940	$ 16,086

See condensed notes to consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2003	2002

Revenues	$ 59	$ 81
Cost and expenses:
Cost of revenues	193	160
Administrative and selling expenses	597	582
Research and development	27	46
Total operating costs and expenses	817	788

Loss from operations	(758)	(707)

Interest income (expense), net	(5)	42
Other income (expense), net	(13)	9
Minority interest	-	90

Loss before income taxes	(776)	(566)

Income tax expense (benefit)	-	-

Net loss	(776)	(566)

Preferred stock dividends	(103)	(95)

Net loss - common shareholders	$ (879)	$ (661)

Basic and diluted loss per share	$ (.08)	$ (.06)

Basic and diluted shares outstanding	10,446	10,404

See condensed notes to consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2003	2002

Revenues	$ 207	$ 252
Cost and expenses:
Cost of revenues	590	409
Administrative and selling expenses	1,782	1,807
Research and development	85	164
Total operating costs and expenses	2,457	2,380

Loss from operations	(2,250)	(2,128)

Interest income, net	23	153
Other income (expense), net	(25)	46
Loss attributable to minority interest	-	224

Loss before income taxes	(2,252)	(1,705)

Income tax expense (benefit)	-	-

Net loss	(2,252)	(1,705)

Preferred stock dividends	(313)	(286)

Net loss - common shareholders	$ (2,565)	$ (1,991)

Basic and diluted loss per share	$ (0.25)	$ (0.19)

Basic and diluted shares outstanding	10,434	10,400

See condensed notes to consolidated financial statements.

EVERCEL, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$ (2,252)	$ (1,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386	294
Minority interest	-	(224)
(Increase) decrease in operating assets:
Accounts receivable	76	(131)
Inventories	39	(760)
Other current assets	6	(117)
Increase (decrease) in operating liabilities:
Accounts payable	(4)	95
Accrued liabilities	(297)	(2,124)
Other long term assets and liabilities	150	94
Net cash used in operating activities	(1,896)	(4,578)

Cash flows from investing activities:
Capital expenditures	(67)	(339)
Acquisition of minority interest in JV	(3,000)	-
Net cash used in investing activities	(3,067)	(339)

Cash flows from financing activities:
Net proceeds from common stock issued	-	21
Net cash provided by financing activities	-	21

Net decrease in cash and cash equivalents	(4,963)	(4,896)
Cash and cash equivalents - beginning of period	10,377	16,199
Cash and cash equivalents - end of period	$ 5,414	$ 11,303

Cash paid during the period for:
Income taxes	$ -	$ -
Interest paid	$ -	$ -

Supplemental schedule of non-cash investing activity:
Note issued for acquisition of minority interest in joint venture, net of discount	($ 2,346)	-

Supplemental schedule of non-cash financing activity:
Note payable for acquisition of minority interest in joint venture, net of discount	$ 2,346	-

See condensed notes to consolidated financial statements.

EVERCEL, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Basis of Presentation

The accompanying financial statements represent our financial position as of September 30, 2003 and December 31, 2002, the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.

Comparative amounts for the three and nine months ended September 30, 2003 and September 30, 2002 are unaudited.  In the opinion of management, the information presented in the unaudited three and nine month statements reflect all adjustments necessary for a fair presentation of our results of operations for those periods.

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

(2) Summary of Significant Accounting Policies

Nature of Business

We develop, design and manufacture high-performance rechargeable nickel-zinc batteries at EVERCEL (Xiamen) Co., Ltd. (formerly Xiamen Three Circles ERC Battery Co. Ltd.), our wholly owned subsidiary in Xiamen, Peoples Republic of China (PRC).  The principal markets for our batteries are the small electric vehicle market, i.e. scooters, neighborhood vehicles, wheelchairs, e-bicycles, and marine trolling motors.

The Company believes its battery technology has applications in the small electric vehicle market such as scooters; neighborhood electric vehicles; golf carts; wheelchairs and electric bicycles; also bass fishing boats, medical devices and yard tools, including lawn mowers and trimmers.

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

Principles of Consolidation

On January 5, 2003, the 49.5% minority interest in the Company's joint venture, Xiamen Three Circles ERC Battery Co. Ltd., was acquired from the Xiamen Three Circles Battery Co. by the joint venture. Under the terms of the agreement the Xiamen Three Circles Battery Co. received from the joint venture $3,000,000 in cash and a non-interest bearing note for $2,471,000. Note payments of approximately $988,000, $741,000 and $741,000 are due on or before December 31, 2004, 2005 and 2006, respectively. The note has been guaranteed by the Company. The Xiamen Three Circles ERC Battery Co., Ltd. has since been restructured as EVERCEL (Xiamen) Co., Ltd., a wholly owned foreign enterprise of the Company.  In connection with this transaction, the Company recorded $342,000 in goodwill.

Income Taxes

The company has not recognized the tax benefit of its net operating losses because it believes that it is more likely than not that they will not be utilized.

(3) Cash and Cash Equivalents

Included in cash and cash equivalents at September 30, 2003 and December 31, 2002 are $2,543,000 and $6,055,000, respectively, held by EVERCEL (Xiamen) Co., Ltd. (formerly Xiamen Three Circles ERC Battery Co. Ltd.).

(4) Stock Option Plan

Statement No. 123, Accounting for Stock-Based Compensation, encourages entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee's stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company applies the intrinsic value method of recognition under APB Opinion No. 25 and provides the pro forma disclosure provisions of SFAS No. 123.

The following table illustrates the effect on net loss -- common shareholders and net loss per basic and diluted share as if the Company had applied the fair value method to its stock-based compensation, as required under the disclosure provisions of Statement No. 123, as amended by SFAS No. 148:

(Dollars in thousands except per share amounts)	Three months Ended
	September 30, 2003	September 30, 2002
Net loss -- common shareholders	$ (879)	$ (661)
Add: Stock based compensation included in reporting net loss -- common shareholders	-	-
Deduct: Stock based compensation determined under fair-value based method for all awards	(10)	(48)
Pro forma net loss -- common shareholders	$ (889)	$ (709)
Basic and diluted loss per share:
As reported	$ (0.08)	$ (0.06)
Pro forma	$ (0.09)	$ (0.07)

Nine months Ended
	September 30, 2003	September 30, 2002
Net loss -- common shareholders	$ (2,565)	$ (1,991)
Add: Stock based compensation included in reporting net loss -- common shareholders	-	-
Deduct: Stock based compensation determined under fair-value based method for all awards	(369)	(407)
Pro forma net loss -- common shareholders	$ (2,934)	$ (2,398)
Basic and diluted loss per share:
As reported	$ (0.25)	$ (0.19)
Pro forma	$ (0.28)	$ (0.23)

 The effects of applying SFAS No 123 in this pro forma disclosure are not necessarily indicative of future amounts.

(5) Revenue Recognition and Warranty Reserve

Revenue on product sales is recognized at the time of shipment as title passes to the Company's customers in accordance with its FOB shipping sales terms. The Company records, as a reduction to sales, an estimate for product returns under its warranty provisions as sales are recorded. The Company provides a warranty on its batteries for up to eighteen months from the date of sale. During the nine months ended September 30, 2003, the Company's warranty reserve included in accrued liabilities had the following activity:

(Dollars in thousands)

Accrued warranty reserve at January 1, 2003	$ 98
Charged to revenues in 2003 for new warranties	10
Charged to revenues in 2003 for pre-existing warranties	_
Spending against reserve in 2003	(34)
Accrued warranty reserve at September 30, 2003	$ 74

(6) Other Comprehensive Income

The foreign currency translation adjustment is the only reconciling item between net loss and comprehensive income.  For the nine months ended September 30, 2003 and September 30, 2002, there were no material differences between net loss and comprehensive income.

(7) Subsequent Event

On October 30, 2003, the Company announced the decision to significantly reduce the level of operations in the U.S. and transfer responsibility for all battery operations to its subsidiary, EVERCEL (Xiamen) Co., Ltd.  The Company intends to support its customers primarily from its Chinese facility with continued support from its limited facilities in the U.S. and its European sales office.  The Company expects to incur costs of approximately $250,000 in the fourth quarter related to severance payments and lease terminations.

Concurrent with the Company's decision to significantly reduce the level of operations in the U.S., it announced that the Company has made a private investment of $2,000,000 in convertible preferred shares of Zipcar, Inc.  Zipcar is a privately held company that economically provides rental cars on an hourly basis without the need for a central garage or in-person reservation agent. Zipcar currently has operations in Boston, Washington and New York, and has a subscriber base of over 10,000 customers.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this report, the words  "expects",  "anticipates", "believes", "estimates", "should",  "will", "could", "would", "may", and similar expressions are intended to identify forward-looking statements.  Such statements include statements relating to Evercel's continued development and commercialization schedule for its patented nickel-zinc ("Ni-Zn") rechargeable battery technology, expansion plans, licensing opportunities, the expected cost competitiveness of its technology, the expected results of the restructuring and the expected results of its investment in Zipcar.  These and other forward-looking statements contained in this report are subject to risks and uncertainties, known and unknown, that could cause actual results to differ materially from those forward-looking statements, including, without limitation, general risks associated with product development and introduction, changes in worldwide environmental laws and policies, potential volatility of material costs, government appropriations, rapid technological change, and competition, as well as other risks. The forward-looking statements contained herein speak only as of the date of this Report.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any such statement is based.

Overview

We develop, design and manufacture high-performance rechargeable nickel-zinc batteries at EVERCEL (Xiamen) Co., Ltd. (formerly Xiamen Three Circles ERC Battery Co. Ltd.), our wholly owned subsidiary in Xiamen, Peoples Republic of China (PRC).  The principal markets for our batteries are the small electric vehicle market, i.e. scooters, neighborhood vehicles, wheelchairs, e-bicycles, and marine trolling motors.

Until January 2003, we owned a 50.5% interest in Xiamen Three Circles ERC Battery Co. Ltd.  On January 5, 2003, the 49.5% minority interest in the joint venture (Xiamen Three Circles ERC Battery Co. Ltd.) was acquired from the Xiamen Three Circles Battery Co. by the joint venture and the joint venture became a wholly owned subsidiary of Evercel. In connection therewith, the Xiamen Three Circles Battery Co. received from the joint venture $3,000,000 in cash and a non-interest bearing note for $2,471,000. The note has been guaranteed by the Company. The Xiamen Three Circles ERC Battery Co., Ltd. has since been restructured as EVERCEL (Xiamen) Co., Ltd., a wholly owned foreign enterprise of the Company.

On October 30, 2003, we announced the decision to significantly reduce the level of operations in the U.S. and transfer responsibility for all battery operations to our subsidiary, EVERCEL (Xiamen) Co., Ltd.  The Company believes that it has succeeded in placing its batteries with 'early adopter' customers and that further substantial commitment of financial resources is unlikely to affect the outcome of these trial orders. The Company further believes that its Chinese operation and management are fully able to support and grow its battery business without the significant expense of a U.S. infrastructure. Accordingly, the Company decided to reduce its U.S. burn rate to the minimum consistent with the needs of the ongoing battery business and its continuing to be a public company.  The Company believes that its Chinese operation, headed by Dr. Chao Huang, has made significant progress in developing Ni-Zn batteries for use in a range of applications. The Company intends to support its customers primarily from its Chinese facility with continued support from its limited facilities in the U.S. and its European sales office as well as attempt to identify additional markets. The Company will continue to review this strategy in light of the level of demand and cost of operations.    The Company expects to incur costs of approximately $250,000 in the fourth quarter related to severance payments and lease terminations resulting from the restructuring.

Concurrent with our decision to significantly reduce the level of operations in the U.S., we announced that the Company has made a private investment of $2,000,000 in Zipcar, Inc.  The Company believes that Zipcar is a new concept in rental car hire. By using advanced communication technologies, Zipcar economically provides rental cars on an hourly basis without the need for a central garage or in-person reservation agent. Zipcar currently has operations in Boston, Washington and New York, and has a subscriber base of over 10,000 customers.

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

Results of Operations

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

We had revenues of $59,000 for the three months ended September 30, 2003 compared to $81,000 for the three months ended September 30, 2002.  The revenues in the 2003 and 2002 periods were from the sale of our scooter and marine batteries. Cost of revenues increased $33,000 in the quarter ended September 30, 2003 versus the quarter ended September 30, 2002.  The increase in the cost of revenue was due to lower efficiencies in manufacturing.

Administrative and selling expenses increased $15,000 to $597,000 for the three months ended September 30, 2003 from $582,000 for the three months ended September 30, 2002.  Research and development expenses decreased $19,000 to $27,000 for the three months ended September 30, 2003 from $46,000 for the three months ended September 30, 2002.

Interest expense of $19,000 to accrete the note payable was recorded in the three months ended September 30, 2003. Net interest income for the three months ended September 30, 2003 decreased to $15,000 from $42,000 for three months ended September 30, 2002, primarily as a result of the reduced cash balance of the company.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

We had revenues of $207,000 for the nine months ended September 30, 2003 compared to $252,000 for the nine months ended September 30, 2002, a decrease of $45,000.  The revenues in the 2003 and 2002 periods were from the sale of our scooter and marine batteries. Cost of revenues increased $181,000 in the nine months ended September 30, 2003 versus the nine months ended September 30, 2002.  Cost of revenue was favorably impacted in the nine months ended September 30, 2002 from the sale of certain lower cost inventory.

Administrative and selling expenses decreased $25,000 to $1,782,000 for the nine months ended September 30, 2003 from $1,807,000 for the nine months ended September 30, 2002.  Research and development expenses decreased $79,000 to $85,000 for the nine months ended September 30, 2003 from $164,000 for the nine months ended September 30, 2002. This reduction in research and development is a result of significant new product development and introduction in 2002 that has decreased in 2003.

Net interest income of $23,000 for the nine months ended September 30, 2003 decreased from $153,000 for nine months ended September 30, 2002, as a result of the reduced cash balance of the company and interest expense accreted on the note payable for the purchase of the minority interest in EVERCEL (Xiamen) Co., Ltd. (formerly Xiamen Three Circles ERC Battery Co. Ltd.).

Liquidity and Capital Resources

At September 30, 2003 we had working capital of $6,395,000, including cash and cash equivalents of $5,414,000, compared to working capital of $11,185,000, including cash and cash equivalents of $10,377,000 at December 31, 2002.  Included in cash and cash equivalents are $2,543,000 and $6,055,000 as of September 30, 2003 and December 31, 2002 respectively, held by EVERCEL (Xiamen) Co., Ltd., our subsidiary in Xiamen, PRC.  The decrease in cash and cash equivalents during the nine months ended September 30, 2003 was due primarily to the acquisition of the minority interest in EVERCEL (Xiamen) Co., Ltd. (formerly Xiamen Three Circles ERC Battery Co. Ltd.).  As discussed above, subsequent to September 30, 2003 our cash and cash equivalents were further reduced by the $2,000,000 investment in Zipcar, Inc.

As noted earlier, EVERCEL (Xiamen) Co., Ltd., our wholly owned subsidiary, is indebted to the Xiamen Three Circles Battery Co. under a note in the amount of $2,471,000, which is guaranteed by the Company. Note payments of approximately $988,000, $741,000 and $741,000 are due on or before December 31, 2004, 2005 and 2006, respectively. The note does not bear interest.

We anticipate that our existing capital resources will be adequate to satisfy current obligations arising from existing financial requirements and agreements for the foreseeable future.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities."  The Interpretation may have an effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disperse risks among the parties involved.  The Interpretation is effective immediately for all variable interest entities created after January 31, 2003.  All variable interest entities created before February 1, 2003 shall apply the provisions of this Interpretation July 1, 2003.  We have determined that adoption of this Interpretation did not and based on the Company's current structure will not have a material effect on our financial statements and disclosure.

In April 2003, the FASB decided to require all companies to expense the value of employee stock options.  The proposed statement would be effective for all employee awards granted, modified or settled after the beginning of the first fiscal year after December 15, 2004.   The FASB plans to issue an exposure draft in the first  quarter of 2004 and a final statement in the second half of 2004. Until a new Statement is issued, the provisions of APB No. 25 and SFAS No. 123 will remain in effect.  We will evaluate the impact of any new Statement regarding employee equity-based awards as requirements are finalized and a new Statement is issued.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have invested and expect to invest excess funds in money market accounts in U.S. and PRC financial institutions. Changes in interest rates effect the amount of interest earned on these accounts.  Based upon the cash and cash equivalents balance at September 30, 2003, an increase or decrease of interest rates of 100 basis points would have an effect on the Company's results of operations and cash flows of approximately $14,000 per quarter.

Item 4: CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are generally effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding disclosure.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS

Exhibit 31.1.  Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2.  Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 33.1.  Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2.  Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)    REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K dated August 14, 2003 with respect to the Company's press release announcing its earnings for the quarter ended June 30, 2003.

The Company filed a Current Report on Form 8-K dated October 30, 2003 with respect to the Company's press release announcing its corporate restructuring and investment in Zipcar, Inc.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERCEL, INC.
(Registrant)
By: /s/Anthony P. Kiernan
Name: Anthony P. Kiernan
Date: November 18, 2003	Title: Chief Financial Officer